Form 10QSB
period 2000-03-31
PIONEER BANKSHARES INC/VA
filed 2000-08-14
CIK 1113026

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
  March 31, 2000


                           Pioneer Bankshares, Inc.

             Virginia                                         54-1278721
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                            263 East Market Street
                                 P. O. Box 10
                           Stanley, Virginia 22851

                                (540) 778-2294
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at March 31, 2000
Common Stock, par value - $.50                     1,116,254 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                           PIONEER BANKSHARES, INC.


                                    INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2000 and 1999                                2

           Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                            3

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months Ended March 31, 2000 and 1999          4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2000 and 1999                                5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8


PART II    OTHER INFORMATION                                           15

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       16

Item 3.    Defaults upon Senior Securities                             16

Item 4.    Submission of Matters to a Vote of Security Holders         16

Item 5.    Other Information                                           16

Item 6.    Exhibit and Reports on Form 8K                              16


           SIGNATURES                                                  18

Part I  Financial Information
Item 1  Financial Statements
                           PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands of Dollars)
                                                       Three Months Ended
                                                            March 31,
2000  1999
Interest and Dividend Income:
   Loans including fees                                  $ 1,723        $ 1,539
   Debt securities - taxable                                 198            142
   Debt securities - nontaxable                               33             62
   Deposits and federal funds sold                            44             91
   Equity securities                                          17              6
                                                       ---------      ---------
   Total Interest and Dividend Income                      2,015          1,840
                                                       ---------      ---------
Interest Expense:
   Deposits                                                  739            723
   Borrowings                                                 75              -
                                                       ---------      ---------
   Total Interest Expense                                    814            723
                                                       ---------      ---------
Net Interest Income                                        1,201          1,117
Provision for loan losses                                     15             30
Net interest income after provision                    ---------      ---------
   for loan losses                                         1,186          1,087
                                                       ---------      ---------
Noninterest Income:
   Service charges on deposit accounts                       128             97
   Other income                                              217             47
   Gain on security transactions                             209            101
                                                       ---------      ---------
   Total Noninterest Income                                  554            245
                                                       ---------      ---------
Noninterest Expense:
   Salaries and benefits                                     425            339
   Occupancy expenses                                         55             50
   Equipment expenses                                         98             74
   Other expenses                                            376            343
                                                       ---------      ---------
   Total Noninterest Expenses                                954            806
                                                       ---------      ---------
Income before Income Taxes                                   786            526
Income Tax Expense                                           272            164
                                                       ---------      ---------
   Net Income                                               $514           $362
                                                        ========       ========
Earnings Per Share
   Net income                                              $0.46          $0.30
                                                        ========       ========
   Weighted Average Shares Outstanding                 1,120,182      1,187,810
                                                      ==========     ==========

                           PIONEER BANKSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)

                                                    March 31,  December 31,
                                                      2000         1999
ASSETS

Cash and due from banks                                $4,408       $5,199
Federal funds sold                                      3,610        2,215
Interest bearing deposits in banks                        124        4,536
Investment securities
   Hold To Maturity                                     3,513        3,557
   Available for sale                                  12,466       11,628
Loans receivable, net of allowance for loan
losses of 735 and 779 respectively                     70,470       69,252
Bank premises and equipment, net                        2,891        2,910
Other assets                                            2,083        1,748
                                                    ---------    ---------
   Total assets                                       $99,565     $101,045
                                                     ========     ========
LIABILITIES

Deposits
   Noninterest bearing demand                          14,223       12,246
   Interest bearing
      Demand                                           10,603       10,516
      Savings                                          10,027       10,412
      Time deposits over $100,000                       5,090        5,065
      Other time deposits                              45,274       44,200
                                                    ---------    ---------
   Total Deposits                                      85,217       82,439

Accrued expenses and other liabilities                  1,679        1,426
Borrowings                                              1,800        6,350
                                                    ---------    ---------
   Total Liabilities                                   88,696       90,215
                                                    ---------    ---------
STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares                      558          561
outstanding 1,116,245 and 1,121,670
for the current period and prior year
Retained earnings                                      10,361       10,275
Accumulated other comprehensive income (loss)            (50)          (6)
                                                    ---------    ---------
   Total Stockholders' Equity                          10,869       10,830
                                                    ---------    ---------
   Total Liabilities and Stockholders' Equity         $99,565     $101,045
                                                     ========      =======

                           PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands of Dollars)



                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999

Balance, beginning of period                            $10,830      $11,060

Comprehensive Income:

    Net income for period                                  $514         $362
    Net change in unrealized gains (losses)
     on securities available for sale,
     net of income taxes                                   (44)         (63)
                                                      ---------    ---------
    Total Comprehensive Income                              470          299

Dividends declared                                        (336)        (356)
Retirement of common stock                                 (95)         (46)
                                                      ---------    ---------
Balance, end of period                                  $10,869      $10,957
                                                       ========     ========

                   PIONEER BANKSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands of Dollars)
                                                             Three Months Ended
                                                                  March 31,
                                                              2000       1999
Cash Flows from Operating Activities:
   Net income                                                 $514        $362
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                              15          30
         Depreciation                                           71          59
         Net Accretion/Amortization of securities               13          10
         (Gain)/Loss on sale of securities                    (209)        (101)
         Net change in:
            Accrued income                                     (40)         (60)
            Other assets                                      (286)        (128)
            Accrued expense and other liabilities              (10)          73
                                                           -------      -------
   Net Cash Provided by Operating Activities                    68          245
                                                           -------      -------
Cash Flows from Investing Activities:
   Net change in federal funds sold                         (1,395)      (1,585)
   Net increase in interest bearing deposits                 4,412       (2,011)
   Proceeds from maturities and sales
     of securities available for sale                          559         963
   Proceeds from maturities and calls
     of securities held to maturity                             41         529
   Purchase of securities available for sale                  (874)      (1,962)
   Purchase of securities held to maturity                       0          (12)
   Net increase in loans                                    (1,233)        (662)
   Purchase of bank premises and equipment                     (52)         (27)
   Investment in life insurance policies                        (9)         (17)
                                                           -------      -------
   Net Cash Provided by (Used in) Investing Activities       1,449       (4,784)
                                                           -------      -------
Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                            1,679        3,287
      Time deposits                                          1,099         (219)
      Short-term borrowings                                    (47)          (1)
   Proceeds from borrowings                                      0       2,000
   Curtailments of borrowings                               (4,550)          0
   Purchase and subsequent retirement of common stock          (95)         (46)
   Dividends paid                                             (394)        (356)
                                                           -------      -------
   Net Cash Provided by (Used in) Financing Activities      (2,308)       4,665
                                                           -------      -------
Cash and Cash Equivalents
   Net increase in cash and cash equivalents                  (791)         126
   Cash and Cash Equivalents, beginning of year              5,199        4,400
                                                           -------      -------
   Cash and Cash Equivalents, End of Year                   $4,408       $4,526
                                                           =======      =======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                                   $801         $672
   Income taxes                                                $13          $52

                           PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000 and March 31, 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Pioneer Bankshares, Inc.

NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2000 and December 31, 1999 follows:

                                          2000                  1999
                                   Carrying   Market     Carrying    Market
                                     Value     Value       Value      Value

Securities held to maturity:
  U.S. Treasury and agency
     obligations                      $1,755    $1,731      $1,759    $1,737
  State and municipal                  1,254     1,278       1,253     1,282
  Other securities                         -         -           -         -
  Mortgage-backed securities             504       480         545       522
                                     -------   -------     -------   -------
     Total                            $3,513    $3,489      $3,557    $3,541
                                     =======   =======     =======   =======
Securities available for sale:
  U.S. Treasury and agency
     obligations                      $9,562    $9,260     $10,563   $10,157
  Municipal Securities                 1,905     1,781           -         -
  Equity Securities                    1,075     1,425       1,049     1,471
  Mortgage-backed securities               -         -           -         -
                                     -------   -------     -------   -------
     Total                           $12,542   $12,466     $11,612   $11,628
                                     =======   =======     =======   =======

                           PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                     March 31, December 31,
1999  2000

Real estate loans                                     $53,718       $52,780
Commercial and industrial loans                         4,251         4,007
Loans to individuals, primarily
   collateralized by autos                             14,656        14,468
All other loans                                           119            60
                                                    ---------     ---------
   Total Loans                                         72,744        71,315

Less unearned discount                                (1,539)       (1,284)
                                                    ---------     ---------
Loans, less unearned discount                          71,205        70,031

Less allowance for loan losses                          (735)         (779)
                                                    ---------     ---------
   Net Loans Receivable                               $70,470       $69,252
                                                     ========      ========



NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2000 and 1999 follows:

                                                          2000        1999

Balance, beginning of period                              $ 779        $ 773
Provision charged to operating expenses                      15           30
Recoveries of loans charged off                              17            9
Loans charged off                                            76           49
                                                        -------      -------
Balance, End of Period                                     $735         $763
                                                        =======      =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

Loans increased by 2.15% for the quarter, with substantially all of the growth in real estate loans and the credit card portfolio. The strong local economy and increases in secondary market loan rates have contributed to the growth in the portfolio. Deposits increased $2,778,000, with most of the increase coming in the form of noninterest bearing demand deposits and certificates of deposits. Borrowings in the amount of $4,500,000 were curtailed by repayment of the Federal Home Loan Bank of Atlanta Line of credit.

Income from operations, exclusive of securities transactions, increased $44,000 (16.86%). Net income including securities transactions increased $152,000 (41.99%) after an increase of $71,000 in net after-tax securities gains realized.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $84,000 or 7.52% in the first quarter of 2000 compared to the first quarter of 1999. During the later part of 1999, the Bank borrowed funds from the Federal Home Loan Bank in the amount of $2,000,000 and this borrowing was outstanding during the quarter. As mentioned above, borrowings were reduced by repayment of the Federal Home Loan Bank of Atlanta Line of Credit.

Approximately $79,000 of the $139,000 increase in net interest income is primarily attributable to an increase in net earning assets (i.e. volume increases), with the remainder coming from an improvement in the net yield on earning assets.

Interest expense on Borrowings amounted to $75,000 in the first quarter of 2000. This was a result of borrowings from the Federal Home Loan Bank of Atlanta. These borrowings started at the very end of the first quarter of 1999.

Noninterest income increased $309,000 in the first three months of 2000. An increase in securities gains accounted for $108,000 of the total. Other Income increased $170,000 in the first quarter of 2000 and included the following three items; an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, recognition of receipt of $95,000 from the company's former president (of which $7,000 was used to offset expenses incurred in the current period) and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000. Service charges on deposit Accounts increased due to increases in the per item overdraft fee and an increase in the number of accounts serviced.

Noninterest expense increased $148,000 (18.36%). Salaries and benefits accounted for $86,000 of this total. These increases resulted from normal salary increases, the bank president position only being filled for part of the quarter in 1999 and a new president was included in expenses for the full first quarter of 2000. Equipment expense increased by $24,000 (32.43%) due to increased depreciation and repairs and maintenance. Other expense increased $33,000 (9.62%) resulting primarily from; increase in director fees of $17,000, increase in professional fees of $24,000 and a decrease of $15,000 in Y2K related expenses.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2000, the market value of all securities available for sale was below their amortized cost by $76,000 ($50,000 after the consideration of income taxes). This is the result of increases in the value of equity securities held by the parent, net of decreases in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities increased 5.29% in the first quarter of 2000 with funding coming from the increase in deposit liabilities. The Company generally invests in relatively short-term maturities due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 10.16% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value.

Loan Portfolio

The Company operates in an agriculturally dominated area which includes the counties of Shenandoah, Page, and Rockingham in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. The risk associated with real estate and installment notes to individuals is based upon employment, the local and national economies and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies in addition to the financial strength of the borrower.

While lending is geographically diversified within the service area, the Company does have some concentration in residential real estate loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy or employed by businesses outside our service area. The Company monitors its past due loans closely and has not experienced a high delinquency rate.

The first three months of 2000 resulted in a $1,429,000 increase in the loan portfolio. Most of the increase was in residential mortgage loans. Although competition from other local banks and other residential lenders remains strong, a general increase in secondary market rates has resulted in an increase in loans.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $312,000 at March 31, 2000 compared to $326,000 at December 31, 1999. A majority of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. The Company had no problem loans at March 31, 2000.

As of March 31, 2000 the Company did not hold any real estate that was acquired through foreclosure.


Allowance for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial condition. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

The provision for credit losses and changes in the allowance for loan losses are shown in Note 4 above.

The allowance for loan losses of $735,000 at March 31, 2000 was down $44,000 from its level at December 31, 1999. The allowance was equal to 1.04% and 1.12% of total loans at March 31, 2000 and December 31, 1999 respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential loan losses in its entire portfolio, including loans, credit related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated losses inherent in the Company's portfolio.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 3.39% in the first quarter of 2000. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits.

Borrowings

Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) to finance fixed rate loans occurred at the end of the first quarter of 1999. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either fifteen-year fixed rate loans or twenty-year loans, of which the first ten years have a fixed rate. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes. Due to the higher rates charged by the FHLB and funds generated from increased deposits, no additional funds have been borrowed in 2000. Scheduled repayments have totaled $50,000 in the first quarter of the year.

During 1999, a borrowing on the line of credit from the Federal Home Loan Bank was utilized to assure adequate liquidity at the change of the millenium. This loan amounted to $4,500,000 at the end of 1999 and has been repaid in the first quarter of 2000.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2000, the Company's total risk based capital and total capital to total assets ratios were 14.46% and 13.29%, respectively. Both ratios are in excess of regulatory minimums. Earnings have been sufficient to allow for dividends to be paid on a quarterly basis in 2000 and management has no reason to believe this payment schedule will not continue

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through borrowings, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the Federal Home Loan Bank of Atlanta and correspondent banks. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund most of the net increase in loans and investment securities.

Interest Rate Sensitivity

Liquidity as of March 31, 2000 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2000, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2000.

As of March 31, 2000, the Company had a cumulative Gap Rate Sensitivity Ratio of (35.68%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Stock Repurchase

On March 31, 2000, the Company repurchased 5,416 shares of stock for $94,780 ($17.50 per share) from its's former president as part of an agreement entered into with the former president. The repurchased shares have been retired.

Effect of Newly Issued Accounting Standards

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company's financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site
(http://www.sec.gov)that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE 1
                           Pioneer Bankshares, Inc.
                         Net Interest Margin Analysis
                      (on a fully tax equivalent basis)
                        (dollar amounts in thousands)


                             Three Months Ended           Three Months Ended
                                March 31,2000                March 31,1999
                           -------------------------  ----------------------
                              Average  Income/          Average  Income/
                              Balance  Expense  Rates   Balance  Expense  Rates

Interest Income
 Loans 1
   Commercial                   $3,824    $101  10.56%    $3,589    $103  11.48%
   Real estate                  54,030   1,151   8.52%    48,057   1,031   8.58%
   Installment                  11,562     422  14.60%    10,520     373  14.18%
   Credit Card                   1,011      49  19.39%       987      32  12.97%
 Federal funds sold              3,108      44   5.66%     8,147      91   4.47%
 Interest bearing deposits       1,388      17   4.90%       966       6   2.48%
 Investments
   Taxable 3                    13,119     204   6.21%    10,470     146   5.56%
   Nontaxable 2                  2,684      50   7.45%     4,035      94   9.31%
                                ------                    ------
                                        ------  ------            ------  ------
Total earning assets            90,726   2,038   8.98%    86,771   1,876   8.65%
                                ------                    ------
                                        ------  ------            ------  ------
Interest Expense
 Demand deposits                22,759      43   0.76%    22,323      49   0.88%
 Savings                        10,249      48   1.87%    11,360      71   2.50%
 Time deposits                  49,887     648   5.20%    47,801     603   5.05%
 Borrowings                      3,173      75   9.45%        22       0   0.00%
                                ------                    ------
                                        ------  ------            ------  ------
 Total Interest Bearing
    Liabilities                $86,068    $814   3.78%   $81,506    $723   3.55%
                                 =====   =====   =====     =====   =====   =====
 Net Interest Margin 1                   1,224                     1,153
                                         =====                     =====
Net yield on interest
   earning assets                                5.40%                     5.31%
                                                 =====                     =====

1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income 3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the the tax equivalent income

TABLE 2
                           Pioneer Bankshares, Inc.
                        Interest Sensitivity Analysis
                                March 31, 2000
                         (dollar amounts in thousands)

                             0-3      4-12    1-5   Over 5   Not   Total
                            Months   Months  Years   Years  Class-
Uses of Funds:                                              ified

Loans:
Commercial                   $1,211   $1,034   $397      $0     $0 $2,642
Installment                     342      645 11,587     560      0 13,134
Real estate                   3,015   10,487 30,674   7,335      0 51,511
Credit Card                       0        0      0     999      0    999
Interest bearing
  bank deposits               2,262        0      0       0      0  2,262
Investment securities           300    1,529  6,022   6,704    448 15,003
Federal funds sold            3,610        0      0              0  3,610
                             ------   ------
                                             ------  ------ ------ ------
Total                        10,740   13,695 48,680  15,598    448 89,161
                             ------   ------
                                             ------  ------ ------ ------
Sources of Funds:

Interest bearing
   demand deposits           15,066        0      0       0      0 15,066
Regular savings              10,026        0      0       0      0 10,026
Certificates of deposit
  $100,000 and over           1,626    3,272  1,202       0      0  6,100
Other certificates
   of deposit                10,498   16,029 17,737       0      0 44,264
Borrowings                       50      150    800     800      0  1,800
                             ------   ------
                                             ------  ------ ------ ------
Total                        37,266   19,451 19,739     800      0 77,256
                             ------   ------
                                             ------  ------ ------ ------
Discrete Gap               (26,526)  (5,756) 28,941  14,798    448 11,905

Cumulative Gap             (26,526) (32,282) (3,341) 11,457 11,905

Ratio of Cumulative Gap
  To Total Earning Assets   -29.24%  -35.58% -3.68%  12.63% 13.12%

Part II Other Information

Item 1. Legal Proceedings -

C. Gaylon Waters resigned his positions as president and director of the Bank and president and director of the Holding Company as of February 15, 1999. His resignation occurred as part of an agreement with the Bank and the Holding Company following the discovery of a pattern of unauthorized expenditures of bank funds. As part of the agreement between Mr. Waters, the Bank and the Holding Company, Mr. Waters deposited into an escrow account an amount of Holding Company stock with a market value of approximately $350,000.00 to secure any claims by the Bank and/or the Holding Company against Mr. Waters involving the unauthorized expenditures. Since the date of Mr. Waters' resignation through March 31, 2000, the Bank and the Holding Company charged approximately $340,000.00 against the escrowed shares. As a result of these charges, the Bank and the Holding Company believe that they have recovered substantially all the unauthorized expenditures.

After agreeing to the vast majority of charges against the escrow account, Mr. Waters has now challenged some of those charges. These challenges have led to the filing by him (in April, 2000)of a lawsuit for recovery of a portion of the funds recovered by the Bank and the Holding Company, which matter is pending in the Circuit Court for the City of Harrisonburg, Virginia as Waters v. Pioneer Bank, et al. While this litigation is pending, the amount of exposure to the Bank is substantially less than that for which disclosure is required under federal securities laws.

As a result of these events, the Bank and the Holding Company have implemented a number of internal controls and procedures designed to prevent the reoccurrence of such events. Specifically, the Bank and the Holding Company have implemented new expenditure confirmation policies which require proper documentation and multiple signatures in order to obtain most expense reimbursements. In addition, the internal and external audit functions of the Bank and Holding Company have been enhanced to require frequent monitoring of the expenditure of Bank funds.

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             Not applicable

Item 5. Other Information -               Not Applicable

Item 6. Exhibits and Reports on 8-K

        (a)  Exhibits

             3 i     Articles  of  Incorporation  of  Pioneer Bankshares,
Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

             3 ii    Bylaws of Pioneer Bankshares, Inc.  are incorporated
by  reference  to  Exhibits  to Pioneer Bankshares, Inc. Form 10SB filed May
1, 2000.

               27      Financial Data Schedule attached.


        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K for the quarter ending March 31, 2000.

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

  27       Financial Data Schedule for the quarter
           ending March 31, 2000                                      19

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



                                 THOMAS R. ROSAZZA
                                 Thomas R. Rosazza
                                 President



                                 BRENDA KITE
                                 Brenda Kite
                                 Vice President and Chief Financial Officer

Date   August 12, 2000