Form 10QSB
period 2000-06-30
PIONEER BANKSHARES INC/VA
filed 2000-08-15
CIK 1113026

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
  June 30, 2000


                            Pioneer Bankshares, Inc.

             Virginia                                         54-1278721
-----------------------------------                     ----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                             263 East Market Street

                                 P. O. Box 10
                             Stanley, Virginia 22851

                                (540) 778-2294
                          --------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at June 30, 2000
-------------------------------                  ----------------------------
Common Stock, par value - $.50                        1,116,254 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----      --

                            PIONEER BANKSHARES, INC.

                                      INDEX
                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended June 30, 2000 and 1999                                 2

           Consolidated Statements of Income - Six Months
           Ended June 30, 2000 and 1999                                 3

           Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 2000 and 1999             5

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2000 and 1999                                 6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       18

Item 3.    Defaults upon Senior Securities                             18

Item 4.    Submission of Matters to a Vote of Security Holders         18

Item 5.    Other Information                                           18

Item 6.    Exhibit and Reports on Form 8K                              18


           SIGNATURES                                                  20

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                          Three Months Ended
                                                               June 30,
                                                          2000            1999

Interest and Dividend Income:

   Loans including fees                                  $ 1,779        $ 1,606
   Debt securities - taxable                                 200            178
   Debt securities - nontaxable                               37             55
   Deposits and federal funds sold                            35             75
   Equity securities                                           2             15
                                                       ---------      ---------
   Total Interest and Dividend Income                      2,053          1,929
                                                       ---------      ---------
Interest Expense:

   Deposits                                                  750            710
   Borrowings                                                 28             18
                                                       ---------      ---------
   Total Interest Expense                                    778            728
                                                       ---------      ---------
Net Interest Income                                        1,275          1,201
Provision for loan losses                                     15             30
Net interest income after provision                    ---------      ---------
   for loan losses                                         1,260          1,171
                                                       ---------      ---------
Noninterest Income:

   Service charges on deposit accounts                       148            124
   Other income                                               41            127
   Gain on security transactions                             127             26
                                                       ---------      ---------
   Total Noninterest Income                                  316            277
                                                       ---------      ---------
Noninterest Expense:

   Salaries and benefits                                     443            351
   Occupancy expenses                                         56             71
   Equipment expenses                                        103             74
   Other expenses                                            382            375
                                                       ---------      ---------
   Total Noninterest Expenses                                984            871
                                                       ---------      ---------
Income before Income Taxes                                   592            577
Income Tax Expense                                           187            175
                                                       ---------      ---------
   Net Income                                               $405           $402
                                                        ========       ========
Earnings Per Share

   Net income                                              $0.36          $0.34
                                                        ========       ========
   Weighted Average Shares Outstanding                 1,116,254      1,185,140
                                                      ==========     ==========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                            Six Months Ended
                                                                June 30,
                                                          2001            1999

Interest and Dividend Income:

   Loans including fees                                  $ 3,502        $ 3,145
   Debt securities - taxable                                 398            320
   Debt securities - nontaxable                               70            117
   Deposits and federal funds sold                            79            166
   Equity securities                                          19             21
                                                       ---------      ---------
   Total Interest and Dividend Income                      4,068          3,769
                                                       ---------      ---------
Interest Expense:

   Deposits                                                1,489          1,433
   Borrowings                                                103             18
                                                       ---------      ---------
   Total Interest Expense                                  1,592          1,451
                                                       ---------      ---------
Net Interest Income                                        2,476          2,318
Provision for loan losses                                     30             60
Net interest income after provision                    ---------      ---------
   for loan losses                                         2,446          2,258
                                                       ---------      ---------
Noninterest Income:

   Service charges on deposit accounts                       266            221
   Other income                                              268            174
   Gain on security transactions                             336            127
                                                       ---------      ---------
   Total Noninterest Income                                  870            522
                                                       ---------      ---------
Noninterest Expense:

   Salaries and benefits                                     868            690
   Occupancy expenses                                        111            121
   Equipment expenses                                        201            148
   Other expenses                                            758            718
                                                       ---------      ---------
   Total Noninterest Expenses                              1,938          1,677
                                                       ---------      ---------
Income before Income Taxes                                 1,378          1,103
Income Tax Expense                                           459            339
                                                       ---------      ---------
   Net Income                                               $919           $764
                                                        ========       ========
Earnings Per Share

   Net income                                              $0.82          $0.64
                                                        ========       ========
   Weighted Average Shares Outstanding                 1,116,254      1,185,140
                                                      ==========     ==========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2000         1999
ASSETS

Cash and due from banks                                $4,893       $5,199
Federal funds sold                                        800        2,215
Interest bearing deposits in banks                        491        4,536
Investment securities                                   3,367        3,557
   Hold To Maturity                                    12,019       11,628
   Available for sale
Loans receivable, net of allowance for loan            71,925       69,252
losses of 735 and 763 respectively                      2,832        2,910
Other assets                                            2,005        1,748
                                                    ---------    ---------
   Total assets                                       $98,332     $101,045
                                                     ========     ========
LIABILITIES

Deposits

   Noninterest bearing demand                          13,586       12,246
   Interest bearing
      Demand                                           10,120       10,516
      Savings                                          10,076       10,412
      Time deposits over $100,000                       6,149        5,065
      Other time deposits                              42,979       44,200
                                                    ---------    ---------
   Total Deposits                                      82,910       82,439

Accrued expenses and other liabilities                  1,533        1,426
Borrowings                                              2,750        6,350
                                                    ---------    ---------
   Total Liabilities                                   87,193       90,215
                                                    ---------    ---------
STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares                      558          561
outstanding 1,116,254 and 1,121,670
for the current period and prior year
Retained earnings                                      10,655       10,275
Accumulated other comprehensive income (loss)            (74)          (6)
                                                    ---------    ---------
   Total Stockholders' Equity                          11,139       10,830
                                                    ---------    ---------
   Total Liabilities and Stockholders' Equity         $98,332     $101,045
                                                     ========      =======

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                           Six Months Ended
                                                              June 30,
                                                          2000        1999

Balance, beginning of period                            $10,830      $11,060

Comprehensive Income:

    Net income for period                                  $919         $764
    Net change in unrealized gains
     on securities available for sale,
     net of income taxes                                   (68)        (144)
                                                      ---------    ---------
    Total Comprehensive Income                              851          620

Dividends declared                                        (448)        (475)
Retirement of common stock                                 (94)         (47)
                                                      ---------    ---------
Balance, end of period                                  $11,139      $11,158
                                                       ========     ========


Quarterly dividends:
First quarter                                             $0.30        $0.30
Second quarter                                            $0.10        $0.10

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                             Six Months Ended
                                                                  June 30,
                                                              2000        1999
Cash Flows from Operating Activities:

   Net income                                                $919        $764
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                             30          60
         Depreciation                                         142         118
         Net Accretion/Amortization of securities            (308)       (103)
         (Gain)/Loss on sale of securities                   (336)       (127)
         Net change in:
            Accrued income                                    (45)        (93)
            Other assets                                     (194)       (173)
            Accrued expense and other liabilities             225         (73)
                                                          -------      -------
   Net Cash Provided by Operating Activities                  433         373
                                                          -------     -------
Cash Flows from Investing Activities:

   Net change in federal funds sold                         1,415       2,805
   Net increase in interest bearing deposits                4,045        (964)
   Proceeds from maturities and sales
     of securities available for sale                       1,260       1,072
   Proceeds from maturities and calls
     of securities held to maturity                           189       2,147
   Purchase of securities available for sale               (1,134)     (6,892)
   Purchase of securities held to maturity                      0         (13)
   Net increase in loans                                   (2,703)     (3,382)
   Purchase of bank premises and equipment                    (64)        (51)
   Investment in life insurance policies                      (18)        (33)
                                                          -------      -------
   Net Cash Provided by (Used in) Investing Activities      2,990      (5,311)
                                                          -------      -------
Cash Flows from Financing Activities:
   Net change in:

      Demand and savings deposits                             608       4,094
      Time deposits                                          (137)     (1,110)
      Short-term borrowings                                     0           0
   Proceeds from borrowings                                 1,000       2,000
   Curtailments of borrowings                              (4,600)        (50)
   Purchase and subsequent retirement of common stock         (94)        (47)
   Dividends paid                                            (506)       (357)
                                                           -------     -------
   Net Cash Provided by (Used in) Financing Activities     (3,729)      4,530
                                                           -------    -------
Cash and Cash Equivalents

   Net increase in cash and cash equivalents                 (306)       (408)
   Cash and Cash Equivalents, beginning of year             5,199       4,400
                                                          -------     -------
   Cash and Cash Equivalents, End of Year                  $4,893      $3,992
                                                          =======     =======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                                $1,612      $1,465
   Income taxes                                              $233        $279

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three-month periods and year to date periods ended June 30, 2000 and June 30, 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The  amounts  at  which  investment   securities  are  carried  in  the
         consolidated balance sheets and their approximate market values at June 30, 2000 and December 31, 1999 follows:

                                           2000                  1999
                                    Carrying   Market     Carrying    Market
                                      Value     Value       Value      Value

Securities held to maturity:
  U.S. Treasury and agency
     obligations                      $1,753    $1,734      $1,759    $1,737
  State and municipal                  1,156     1,173       1,253     1,282
  Other securities                         -         -           -         -
  Mortgage-backed securities             458       440         545       522
                                     -------   -------     -------   -------
     Total                            $3,367    $3,347      $3,557    $3,541
                                     =======   =======     =======   =======
Securities available for sale:
  U.S. Treasury and agency
     obligations                      $9,252    $8,972     $10,563   $10,157
  Municipal Securities                 1,905     1,800           -         -
  Equity Securities                      975     1,247       1,049     1,471
  Mortgage-backed securities               -         -           -         -
                                     -------   -------     -------   -------
     Total                           $12,132   $12,019     $11,612   $11,628
                                     =======   =======     =======   =======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                      June 30,   December 31,
                                                        2000         1999

Real estate loans                                     $53,665       $52,780
Commercial and industrial loans                         5,266         4,007
Loans to individuals, primarily
   collateralized by autos                             14,281        14,164
All other loans                                         1,074           364
                                                    ---------     ---------
   Total Loans                                         74,286        71,315

Less unearned discount                                (1,642)       (1,284)
                                                    ---------     ---------
Loans, less unearned discount                          72,644        70,031

Less allowance for loan losses                          (719)         (779)
                                                    ---------     ---------
   Net Loans Receivable                               $71,925       $69,252
                                                     ========      ========


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2000 and 1999 follows:

                                                           2000        1999

Balance, beginning of period                              $ 779        $ 773
Provision charged to operating expenses                      15           30
Recoveries of loans charged off                              17            9
Loans charged off                                            76           49
                                                        -------      -------
Balance, End of Period                                     $735         $763
                                                        =======      =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

Loans continued to grow, increasing $2,613,000 (3.74%), principally in the real estate and consumer loan areas. The Federal Home Loan Bank Line of Credit for $4,500,000 was repaid in total at the beginning of the year. Deposits increased by $471,000 (.58%), with an increase in certificates of deposit over $100,000 of $1,084,000. This need for funds was met by a decrease in Federal Funds Sold of $1,415,000, decrease in Interest Bearing Deposits at Banks of $4,045,000 and a new borrowing on the Federal Home Loan Bank Line of Credit for $1,000,000.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $211,000 or 15.3% for the current year to date period as compared to the corresponding period in the prior year [$65,000 or 5.27% in the second quarter of 2000 compared to the second quarter of 1999]. Improvement in the yield in credit card loans is attributable to the expiration of introductory rates when the card was initially issued.

A significant portion of the increase in net interest income is primarily attributable to an increase in net earning assets (i.e. volume increases), with the remainder coming from a decrease in the net yield on earning assets.

Noninterest income increased $348,000 in the first half of 2000. An increase in securities gains accounted for $209,000 of the total. Other Income increased $94,000 in the first quarter of 2000 and included the following three items; an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, recognition of receipt of $108,000 [receipts of $72,000 were recognized in the first half of 1999] from the company's former president (of which $7,000 was used to offset expenses incurred in the current period) and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000. Service charges on deposit Accounts increased due to increases in the per item overdraft fee and an increase in the number of accounts serviced.

Noninterest expense increased $261,000 (15.57%). Salaries and benefits accounted for $178,000 of this total. These increases resulted from normal salary increases, the bank president position only being filled for part of the first half of 1999 while a new president was included in expenses for the full period in 2000. Equipment expense increased by $53,000 (35.81%) due to increased depreciation and repairs and maintenance. Other expense increased $40,000 (5.58%) resulting primarily from; increase in director fees, increase in professional fees, and a decrease in Y2K related expenses.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 2000, the market value of all securities available for sale was below their amortized cost by $113,000 ($75,000 after the consideration of income taxes). This is the result of increases in the value of equity securities held by the parent, net of decreases in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

The Bank generally invests in relatively short-term maturities due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 10.38% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value.

Loan Portfolio

The Company operates in an agriculturally dominated area that includes the counties of Page, and Rockingham in the western portion of Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $357,000 at June 30, 2000 compared to $326,000 at December 31, 1999. A majority of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. The Company had no problem loans at June 30, 2000.

As of June 30, 2000 the Company did not hold any real estate that was acquired through foreclosure.

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

The allowance for loan losses of $719,000 at June 30, 2000 was down $60,000 from its level at December 31, 1999. The allowance was equal to .99% and 1.12% of total loans at June 30, 2000 and December 31, 1999 respectively. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated losses inherent in the Company's portfolio.

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

In the second quarter of 2000, the Company borrowed $1,000,000 against its Line Of Credit with the Federal Home Loan Bank. This borrowing was made by the Bank in order to maintain an adequate liquidity level. These borrowings are in keeping with the Bank's normal asset and liability management procedures.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2000, the Company's total risk based capital and total capital to total assets ratios were 14.63% and 13.48%, respectively. Both ratios are in excess of regulatory minimums.

Earnings have been sufficient to allow for dividends to be paid on a quarterly basis in 2000 and management has no reason to believe this payment schedule will not continue.

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through borrowings, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

Interest Rate Sensitivity

The Company's liquidity levels remain adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2000, the Bank has used maturing investments, deposit growth and use of lines of credit to meet its liquidity needs.

The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of June 30, 2000.

As of June 30, 2000, the Company had a cumulative Gap Rate Sensitivity Ratio of (33.39%) for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE 1

                            Pioneer Bankshares, Inc.
                          Net Interest Margin Analysis
                        (on a fully tax equivalent basis)
                          (dollar amounts in thousands)

                               Six Months Ended         Six Months Ended
                                 June 30,2000             June 30,1999
                              -------------------      ------------------
(In thousands)                Average  Income/          Average  Income/
                              Balance  Expense  Rates   Balance  Expense  Rates

Interest Income
    Loans 1

      Commercial                $3,969    $211  10.63%    $3,706    $205  11.06%
      Real estate               54,280  $2,341   8.63%    48,885  $2,117   8.66%
      Installment               11,935    $847  14.19%    10,596    $758  14.31%
      Credit Card                  998    $103  20.64%       848     $65  15.33%
Federal funds sold               2,680      79   5.90%     7,248     166   4.58%
 Interest bearing deposits         755      19   5.03%       870      21   4.83%
 Investments
   Taxable 3                    13,130     408   6.22%    11,556     330   5.72%
   Nontaxable 2                  2,829     106   7.50%     3,995     177   8.87%
                                ------  ------  -----     ------  ------  -----

Total earning assets            90,576   4,115  18.17%    87,704   3,840  17.51%
                                ------  ------  -----     ------  ------  -----

Interest Expense

 Demand deposits                23,367      86   0.74%    22,968      99   0.86%
 Savings                        10,180      95   1.87%    11,778     141   2.39%
 Time deposits                  49,725   1,308   5.26%    46,352   1,123   4.85%
 Borrowings                      2,499     103   8.24%     1,012      18   3.56%
                                ------  ------  -----     ------  ------  -----

  Total Interest Bearing

     Liabilities               $85,771  $1,592   3.71%   $82,110  $1,381   3.36%
                                 =====   =====   =====     =====   =====   =====
  Net Interest Margin 1                  2,523                     2,459
                                         =====                     =====
Net interest yield on
 interest earning assets                         5.57%                     5.61%
                                                 =====                     =====

1 Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

                            Pioneer Bankshares, Inc.
                          Net Interest Margin Analysis
                        (on a fully tax equivalent basis)
                          (dollar amounts in thousands)

                              Three Months Ended       Three Months Ended
                                 June 30,2000             June 30,1999
                              -------------------      ------------------
(In thousands)                Average  Income/          Average  Income/
                              Balance  Expense  Rates   Balance  Expense  Rates

Interest Income
    Loans 1

      Commercial                $4,112    $110  10.70%    $3,820    $102  10.68%
      Real estate               54,673  $1,190   8.71%    49,538  $1,086   8.77%
      Installment               12,166    $425  13.97%    10,726    $385  14.36%
      Credit Card                  986     $54  21.91%       823     $33  16.04%
Federal funds sold               2,253      35   6.21%     6,359      75   4.72%
 Interest bearing deposits         122       2   6.56%     1,707      15   3.51%
 Investments
   Taxable 3                    13,112     205   6.24%    12,645     183   5.78%
   Nontaxable 2                  2,981      56   7.52%     3,939      83   8.46%
                                ------  ------  -----     ------  ------  -----

Total earning assets            90,405   2,077   9.19%    89,557   1,962   8.76%
                                ------  ------  -----     ------  ------  -----

Interest Expense

 Demand deposits                23,963      43   0.72%    23,616      50   0.85%
 Savings                        10,111      47   1.86%    12,190      70   2.30%
 Time deposits                  49,563     660   5.33%    46,054     590   5.12%
 Borrowings                      1,825      28   6.14%     1,992      18   3.61%
                                ------  ------  -----     ------  ------  -----

  Total Interest Bearing

     Liabilities               $85,462    $778   3.64%   $83,852    $728   3.47%
                                 =====   =====   =====     =====   =====   =====
  Net Interest Margin 1                  1,299                     1,234
                                         =====                     =====
Net interest yield on
 interest earning assets                         5.75%                     5.51%
                                                 =====                     =====

1 Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE 2

                            Pioneer Bankshares, Inc.
                          Interest Sensitivity Analysis
                                  June 30, 2000
                          (dollar amounts in thousands)

                            0-3      4-12     1-5   Over 5     Not      Total
                          Months    Months   Years   Years  Classified
Uses of Funds:

Loans:
Commercial                  $2,036   $1,424    $369      $0        $0  $3,829
Installment                    170      786  12,829     591         0  14,376
Real estate                  6,538    9,225  31,730   7,618         0  55,111
Credit Card                      0        0   1,006       0         0   1,006
Interest bearing bank          491        0       0       0         0     491
   deposits

Investment securities          376    1,135   6,495   6,133       448  14,587
Federal funds sold             800        0       0       0         0     800
                            ------   ------  ------  ------    ------  ------

Total                       10,411   12,570  52,429  14,342       448  90,200
                            ------   ------  ------  ------    ------  ------

Sources of Funds:

Interest bearing demand     10,120        0       0       0         0  10,120
   deposits
Regular savings             10,076        0       0       0         0  10,076
Certificates of deposit
  $100,000 and over            958    3,249   1,942       0         0   6,149
Other certificates of        6,632   18,835  17,512       0         0  42,979
   deposits

TT & L Account                   0        0       0       0         0       0
Borrowings                   1,050      150     800     750         0   2,750
                            ------   ------  ------  ------    ------  ------

Total                       28,836   22,234  20,254     750         0  72,074
                            ------   ------  ------  ------    ------  ------

Discrete Gap              (18,425)  (9,664)  32,175  13,592       448  18,126

Cumulative Gap            (18,425) (28,089)   4,086  17,678    18,126

Ratio of Cumulative Gap

 To Total Earning Assets   -20.38%  -31.07%   4.52%  19.55%    20.05%

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

After agreeing to the vast majority of charges against the escrow account, Mr. Waters has now challenged some of those charges. These challenges have led to the filing by him (in April, 2000) of a lawsuit for recovery of a portion of the funds recovered by the Bank and the Holding Company, which matter is pending in the Circuit Court for the City of Harrisonburg, Virginia as Waters v. Pioneer Bank, et al. While this litigation is pending, the amount of exposure to the Bank is substantially less than that for which disclosure is required under federal securities laws.

As a result of these events, the Bank and the Holding Company have implemented a number of internal controls and procedures designed to prevent the reoccurrence of such events. Specifically, the Bank and the Holding Company have implemented new expenditure confirmation policies that require proper documentation and multiple signatures in order to obtain most expense reimbursements. In addition, the internal and external audit functions of the Bank and Holding Company have been enhanced to require frequent monitoring of the expenditure of Bank funds.

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -

On April 11, 2000, the Annual Shareholders Meeting was held. At this meeting Patricia G. Baker [votes for 891,973, against 4,380], Robert L. Long [votes for 892,549, against 3,804] and Kyle L. Miller [votes for 891,413, against
4,940] were elected to serve as directors. Their term will expire in 2003.

After the meeting, the Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

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

              3  ii  Bylaws of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

              27     Financial Data Schedule attached.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending June 30, 2000.

                                  EXHIBIT INDEX

Exhibit

 Index                                                          Page Number

  27     Financial Data Schedule for the quarter
         ending June 30, 2000                                       21

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

Date: August 14, 2000