Form 10QSB
period 2000-09-30
PIONEER BANKSHARES INC/VA
filed 2000-11-14
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For Quarter Ended                           Commission File Number: 0-30541
September 30, 2000


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

            Class                           Outstanding at September 30, 2000
Common Stock, par value - $.50                        1,116,254 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended September 30, 2000 and 1999                            2

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2000 and 1999                            3

           Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2000 and 1999       5

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2000 and 1999                            6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       18

Item 3.    Defaults upon Senior Securities                             18

Item 4.    Submission of Matters to a Vote of Security Holders         18

Item 5.    Other Information                                           18

Item 6.    Exhibits and Reports on Form 8K                             18


           SIGNATURES                                                  20

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                                          Three Months Ended
                                                             September 30,
                                                          2000            1999
Interest and Dividend Income:
   Loans including fees                                  $ 1,837        $ 1,659
   Debt securities - taxable                                 200            195
   Debt securities - nontaxable                               33             46
   Deposits and federal funds sold                            17             58
   Equity securities                                           3              8
                                                       ---------      ---------
   Total Interest and Dividend Income                      2,090          1,966
                                                       ---------      ---------
Interest Expense:
   Deposits                                                  771            703
   Borrowings                                                 32             40
                                                       ---------      ---------
   Total Interest Expense                                    803            743
                                                       ---------      ---------
Net Interest Income                                        1,287          1,223
Provision for loan losses                                     15             22
Net interest income after provision                    ---------      ---------
   for loan losses                                         1,272          1,201
                                                       ---------      ---------
Noninterest Income:
   Service charges on deposit accounts                       137            153
   Other income                                               41            159
   Gain on security transactions                              38             19
                                                       ---------      ---------
   Total Noninterest Income                                  216            331
                                                       ---------      ---------
Noninterest Expense:
   Salaries and benefits                                     448            384
   Occupancy expenses                                         54             59
   Equipment expenses                                        101             82
   Other expenses                                            382            349
                                                       ---------      ---------
   Total Noninterest Expenses                                985            874
                                                       ---------      ---------
Income before Income Taxes                                   503            658
Income Tax Expense                                           157            204
                                                       ---------      ---------
   Net Income                                               $346           $454
                                                        ========       ========
Earnings Per Share
   Net income                                              $0.31          $0.38
                                                        ========       ========
   Weighted Average Shares Outstanding                 1,117,559      1,181,552
                                                      ==========     ==========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)


                                                           Nine Months Ended
                                                             September 30,
                                                           2000           1999
Interest and Dividend Income:
   Loans including fees                                  $ 5,339        $ 4,804
   Debt securities - taxable                                 598            515
   Debt securities - nontaxable                              103            163
   Deposits and federal funds sold                            96            224
   Equity securities                                          22             29
                                                       ---------      ---------
   Total Interest and Dividend Income                      6,158          5,735
                                                       ---------      ---------
Interest Expense:
   Deposits                                                2,260          2,136
   Borrowings                                                135             58
                                                       ---------      ---------
   Total Interest Expense                                  2,395          2,194
                                                       ---------      ---------
Net Interest Income                                        3,763          3,541
Provision for loan losses                                     45             82
Net interest income after provision                    ---------      ---------
   for loan losses                                         3,718          3,459
                                                       ---------      ---------
Noninterest Income:
   Service charges on deposit accounts                       403            374
   Other income                                              309            333
   Gain on security transactions                             374            146
                                                       ---------      ---------
   Total Noninterest Income                                1,086            853
                                                       ---------      ---------
Noninterest Expense:
   Salaries and benefits                                   1,316          1,074
   Occupancy expenses                                        165            180
   Equipment expenses                                        302            230
   Other expenses                                          1,140          1,067
                                                       ---------      ---------
   Total Noninterest Expenses                              2,923          2,551
                                                       ---------      ---------
Income before Income Taxes                                 1,881          1,761
Income Tax Expense                                           616            543
                                                       ---------      ---------
   Net Income                                             $1,265         $1,218
                                                        ========       ========
Earnings Per Share
   Net income                                              $1.13          $1.03
                                                        ========       ========
   Weighted Average Shares Outstanding                 1,117,559      1,181,552
                                                      ==========     ==========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     September 30,December 31,
                                                        2000         1999
ASSETS

Cash and due from banks                                $4,244       $5,199
Federal funds sold                                        240        2,215
Interest bearing deposits in banks                         68        4,536
Investment securities
   Hold To Maturity                                     3,162        3,557
   Available for sale                                  11,881       11,628
Loans receivable, net of allowance for loan
losses of 629 and 779 respectively                     73,559       69,252
Premises and equipment                                  2,781        2,910
Other assets                                            2,195        1,748
                                                    ---------    ---------
   Total assets                                       $98,130     $101,045
                                                     ========     ========
LIABILITIES

Deposits
   Noninterest bearing demand                          14,373       12,246
   Interest bearing
      Demand                                            9,871       10,516
      Savings                                          10,088       10,412
      Time deposits over $100,000                       6,554        5,065
      Other time deposits                              42,384       44,200
                                                    ---------    ---------
   Total Deposits                                      83,270       82,439

Accrued expenses and other liabilities                  1,580        1,426
Borrowings                                              1,800        6,350
                                                    ---------    ---------
   Total Liabilities                                   86,650       90,215
                                                    ---------    ---------
STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares                      558          561
outstanding 1,116,254 and 1,160,819
for the current period and prior year
Retained earnings                                      10,889       10,275
Accumulated other comprehensive income (loss)              33          (6)
                                                    ---------    ---------
   Total Stockholders' Equity                          11,480       10,830
                                                    ---------    ---------
   Total Liabilities and Stockholders' Equity         $98,130     $101,045
                                                     ========      =======

                            PIONEER BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                         2000        1999

Balance, beginning of period                            $10,830      $11,060

Comprehensive Income:

    Net income for period                                $1,265       $1,218
    Net change in unrealized gains
     on securities available for sale,
     net of income taxes                                     39        (241)
                                                      ---------    ---------
    Total Comprehensive Income                            1,304          977

Dividends declared                                        (560)        (475)
Retirement of common stock                                 (94)        (451)
                                                      ---------    ---------
Balance, end of period                                  $11,480      $11,111
                                                       ========     ========


Quarterly dividends:
   First quarter                                          $0.30        $0.30
   Second quarter                                         $0.10        $0.10
   Third quarter                                          $0.10        $0.00

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                                            Nine Months Ended
                                                              September 30,
                                                             2000        1999
Cash Flows from Operating Activities:
   Net income                                               $1,265      $1,218
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                              45          82
         Depreciation                                          213         179
         Net Accretion/Amortization of securities               33          38
         (Gain)/Loss on sale of securities                    (374)       (146)
         Net change in:
            Accrued income                                    (154)       (120)
            Other assets                                      (266)       (126)
            Accrued expense and other liabilities               217        (65)
                                                            -------     -------
   Net Cash Provided by Operating Activities                   979       1,060
                                                           -------     -------
Cash Flows from Investing Activities:
   Net change in federal funds sold                          1,975       3,235
   Net change in interest bearing deposits                   4,468        (88)
   Proceeds from maturities and sales
     of securities available for sale                        2,650       1,814
   Proceeds from maturities and calls
     of securities held to maturity                            394       3,401
   Purchase of securities available for sale                (2,527)     (7,305)
   Purchase of securities held to maturity                        0        (13)
   Net increase in loans                                    (4,352)     (5,031)
   Purchase of bank premises and equipment                     (84)        (53)
   Investment in life insurance policies                       (27)        (50)
                                                            -------     -------
   Net Cash Provided by (Used in) Investing Activities        2,497     (4,090)
                                                            -------     -------
Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                            1,158       2,269
      Time deposits                                           (327)       (237)
   Proceeds from borrowings                                  2,700       2,000
   Curtailments of borrowings                               (7,250)       (100)
   Purchase and subsequent retirement of common stock          (94)       (451)
   Dividends paid                                             (618)       (476)
                                                           -------     -------
   Net Cash Provided by (Used in) Financing Activities     (4,431)       3,005
                                                           -------     -------
Cash and Cash Equivalents
   Net change in cash and cash equivalents                    (955)        (25)
   Cash and Cash Equivalents, beginning of year              5,199       4,400
                                                           -------     -------
   Cash and Cash Equivalents, End of Year                   $4,244      $4,375
                                                           =======     =======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                                 $3,484      $3,364
   Income taxes                                               $384        $508

                            PIONEER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three-month periods and year to date periods ended September 30, 2000 and September 30, 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2000 and December 31, 1999 follows:

                                           2000                  1999
                                    Carrying   Market     Carrying    Market
                                      Value     Value       Value      Value

Securities held to maturity:
  U.S. Treasury and agency
     obligations                      $1,753    $1,748      $1,759    $1,737
  State and municipal                  1,055     1,072       1,253     1,282
  Mortgage-backed securities             354       346         545       522
                                     -------   -------     -------   -------
     Total                            $3,162    $3,166      $3,557    $3,541
                                     =======   =======     =======   =======
Securities available for sale:
  U.S. Treasury and agency
     obligations                      $8,968    $8,799     $10,563   $10,157
  Municipal Securities                 1,655     1,591           -         -
  Equity Securities                    1,208     1,491       1,049     1,471
                                     -------   -------     -------   -------
     Total                           $11,831   $11,881     $11,612   $11,628
                                     =======   =======     =======   =======

                            PIONEER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                   September 30, December 31,
                                                       2000          1999

Real estate loans                                     $55,948       $52,780
Commercial and industrial loans                         4,428         4,007
Loans to individuals, primarily
   collateralized by autos                             14,397        14,164
All other loans                                         1,047           364
                                                    ---------     ---------
   Total Loans                                         75,820        71,315

Less unearned discount                                (1,632)       (1,284)
                                                    ---------     ---------
Loans, less unearned discount                          74,188        70,031

Less allowance for loan losses                          (629)         (779)
                                                    ---------     ---------
   Net Loans Receivable                               $73,559       $69,252
                                                     ========      ========



NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the Nine months ended September 30, 2000 and 1999 follows:

                                                          2000        1999

Balance, beginning of period                              $ 779        $ 773
Provision charged to operating expenses                      45           82
Recoveries of loans charged off                              71           27
Loans charged off                                           266          155
                                                        -------      -------
Balance, End of Period                                     $629         $727
                                                        =======      =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

Loans continued to grow, increasing $4,517,000 (5.94%), principally in the residential real estate and consumer loan areas. The Federal Home Loan Bank Line of Credit for $4,500,000 was repaid in total at the beginning of the year. Deposits increased by $831,000 (1.01%), with an increase in certificates of deposit over $100,000 of $1,489,000. This need for funds was met by a decrease in Federal Funds Sold of $1,975,000, decrease in Interest Bearing Deposits at Banks of $4,468,000 and a decrease in Cash and Due from Banks of $955,000.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $191,000 or 5.25% for the current year to date period as compared to the corresponding period in the prior year [$57,000 or 4.56% in the third quarter of 2000 compared to the third quarter of 1999]. Improvement in the yield in credit card loans is attributable to the expiration of introductory rates when the card was initially issued and an increase in fees charged on credit cards.

A significant portion of the increase in net interest income is primarily attributable to an increase in net earning assets (i.e. volume increases), with the remainder coming from a decrease in the net yield on earning assets.

Noninterest income increased $333,000 in the first half of 2000. An increase in securities gains accounted for $228,000 of the total.

During 1999, the Bank entered into an agreement with its former President whereby this individual reimbursed the Bank for certain prior bank expenditures and certain costs associated therewith. The prior bank expenditures relate to direct purchases and credit card charges that were not found to have adequate documentation to support the business purpose of the expenditure. This reimbursement resulted in the bank recognizing $154,000 of other income for the nine months ended September 30, 1999 and $96,000 of other income for the nine months ended September 30, 2000.

Other Income in the first quarter of 2000 also included the following two items; an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000.

Service charges on deposit Accounts increased due to increases in the per item overdraft fee and an increase in the number of accounts serviced.

Noninterest expense increased $372,000 (14.59%). Salaries and benefits accounted for $242,000 of this total. These increases resulted from normal salary increases, the bank president position only being filled for part of the first half of 1999 while a new president was included in expenses for the full period in 2000 and the commencement of training personnel for the opening of a new branch. Equipment expense increased due to increased depreciation and repairs and maintenance. Other expense increased primarily from; increase in director fees, increase in professional fees, and a decrease in Y2K related expenses.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2000, the market value of all securities available for sale was above their amortized cost by $50,000 ($33,000 after the consideration of income taxes). This is the result of increases in the value of equity securities held by the parent, net of decreases in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

The Bank generally invests in relatively short-term maturities due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.55% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value.

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

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $186,000 at September 30, 2000 compared to $326,000 at December 31, 1999. A majority of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. The Company had no problem loans at September 30, 2000.

As of September 30, 2000 the Company did not hold any real estate that was acquired through foreclosure.


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

The allowance for loan losses of $629,000 at September 30, 2000 was down $150,000 from its level at December 31, 1999. The allowance was equal to .85% and 1.12% of total loans at September 30, 2000 and December 31, 1999 respectively. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated losses inherent in the Company's portfolio.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

Borrowings

Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) to finance fixed rate loans occurred at the end of the first quarter of 1999. The Company's subsidiary bank borrows funds on a fixed rate basis. These borrowings are used to fund either fifteen-year fixed rate loans or twenty-year loans. This program allows the Bank to match the maturity of its fixed rate real estate portfolio with the maturity of its debt and thus reduce its exposure to interest rate changes.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of September 30, 2000, the Company's total risk based capital and total capital to total assets ratios were 14.54% and 13.56%, respectively. Both ratios are in excess of regulatory minimums.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the Federal Home Loan Bank of Atlanta and a correspondent bank. In the past, growth in deposits and proceeds from the maturity of investment securities has been sufficient to fund most of the net increase in loans and investment securities.

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

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of September 30, 2000.

As of September 30, 2000, the Company had a cumulative Gap Rate Sensitivity Ratio of (26.17%) for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE 1
                            Pioneer Bankshares, Inc.
                          Net Interest Margin Analysis
                        (on a fully tax equivalent basis)
                          (dollar amounts in thousands)


                                 Nine Months Ended        Nine Months Ended
                                 September 30,2000        September 30,1999
                                -------------------      ------------------
(In thousands)                Average  Income/          Average  Income/
                              Balance  Expense  Rates   Balance  Expense  Rates

Interest Income
    Loans 1
      Commercial                $4,114    $329  10.66%    $3,742    $314  11.19%
      Real estate               54,570  $3,563   8.71%    49,315  $3,214   8.69%
      Installment               12,374  $1,293  13.93%    11,130  $1,164  13.94%
      Credit Card                  996    $154  20.62%       861    $112  17.34%
Federal funds sold               2,132      96   6.00%     6,235     224   4.79%
 Interest bearing deposits         572      22   5.13%       674      29   5.74%
 Investments
   Taxable 3                    13,121     614   6.24%    12,365     531   5.72%
   Nontaxable 2                  2,684     156   7.75%     3,678     247   8.95%
                                ------  ------  ------    ------  ------  ------
Total earning assets            90,563   6,227   9.17%    88,000   5,835   8.84%
                                ------  ------  ------    ------  ------  ------
Interest Expense
 Demand deposits                23,226     128   0.73%    23,051     147   0.85%
 Savings                        10,126     142   1.87%    11,881     211   2.37%
 Time deposits                  49,494   1,990   5.36%    46,149   1,778   5.14%
 Borrowings                      2,348     135   7.67%     1,329      58   5.82%
                                ------  ------  ------    ------  ------  ------
  Total Interest Bearing
     Liabilities               $85,194  $2,395   3.75%   $82,410  $2,194   3.55%
                                 =====   =====   =====     =====   =====   =====
  Net Interest Margin 1                  3,832                     3,641
                                         =====                     =====
Net interest yield on
 interest earning assets                         5.64%                     5.52%
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

                            Pioneer Bankshares, Inc.
                          Net Interest Margin Analysis
                        (on a fully tax equivalent basis)
                          (dollar amounts in thousands)


                                Three Months Ended       Three Months Ended
                                 September 30,2000        September 30,1999
                                -------------------      ------------------
(In thousands)                Average  Income/          Average  Income/
                              Balance  Expense  Rates   Balance  Expense  Rates

Interest Income
    Loans 1
      Commercial                $4,401    $118  10.72%    $3,813    $109  11.43%
      Real estate               55,497   1,222   8.81%    50,782   1,097   8.64%
      Installment               12,890     446  13.84%    11,561     406  14.05%
      Credit Card                  992      51  20.56%       887      47  21.20%
Federal funds sold               1,047      17   6.49%     4,241      58   5.47%
 Interest bearing deposits         210       3   5.71%       290       8  11.03%
 Investments
   Taxable 3                    13,192     205   6.23%    13,569     200   5.91%
   Nontaxable 2                  2,655      50   7.53%     3,443      70   8.10%

                                ------  ------  ------    ------  ------  ------
Total earning assets            90,884   2,112   9.30%    88,586   1,995   9.01%
                                ------  ------  ------    ------  ------  ------
Interest Expense
 Demand deposits                24,346      42   0.69%    23,368      48   0.82%
 Savings                        10,020      47   1.88%    12,084      70   2.32%
 Time deposits                  49,035     682   5.56%    45,751     585   5.11%
 Borrowings                      2,048      32   6.25%     1,949      40   8.21%
                                ------  ------  ------    ------  ------  ------
  Total Interest Bearing
     Liabilities               $85,449    $803   3.76%   $83,152    $743   3.57%
                                 =====   =====   =====     =====   =====   =====

  Net Interest Margin 1                  1,309                     1,252
                                         =====                     =====
Net interest yield on
 interest earning assets                         5.76%                     5.65%
                                                 =====                     =====

1 Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE 2

                            Pioneer Bankshares, Inc.
                          Interest Sensitivity Analysis
                               September 30, 2000
                          (dollar amounts in thousands)

                             0-3      4-12      1-5   Over 5     Not     Total
                            Months   Months    Years   Years  Classified
Uses of Funds:

Loans:
Commercial                  $2,475    $1,046    $281     $98        $0   $3,900
Installment                    238       973  13,132     391         0   14,734
Real estate                  7,320     9,225  31,865   7,762         0   56,172
Credit Card                      0         0   1,014       0         0    1,014
Interest bearing bank           68         0       0       0         0       68
   deposits
Investment securities          807         0   7,509   5,062     1,665   15,043
Federal funds sold             240         0       0       0         0      240
                            ------    ------  ------  ------    ------   ------

Total                       11,148    11,244  53,801  13,313     1,665   91,171
                            ------    ------  ------  ------    ------   ------

Sources of Funds:

Interest bearing demand      9,871         0       0       0         0    9,871
   deposits
Regular savings             10,088         0       0       0         0   10,088
Certificates of deposit
  $100,000 and over            427     3,198   2,929       0         0    6,554
Other certificates of        5,532    16,757  20,095       0         0   42,384
   deposits
Borrowings                     150       150     800     700         0    1,800
                            ------    ------  ------  ------    ------   ------

Total                       26,068    20,105  23,824     700         0   70,697
                            ------    ------  ------  ------    ------   ------

Discrete Gap               (14,920)   (8,861) 29,977  12,613     1,665   20,474


Cumulative Gap             (14,920)  (23,781)  6,196  18,809    20,474

Ratio of Cumulative Gap
 To Total Earning           -16.42%   -26.17%   6.82%  20.70%    22.53%
 Assets

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

After agreeing to the vast majority of charges against the escrow account, Mr. Waters has now challenged some of those charges. These challenges have led to the filing by him (in April, 2000) of a lawsuit for recovery of a portion of the funds recovered by the Bank and the Holding Company, which matter is pending in the Circuit Court for the City of Harrisonburg, Virginia as Waters v. Pioneer Bank, et al. While this litigation is pending, the amount of exposure to the Bank is substantially less than that for which disclosure is required under federal securities laws. The above suit was dismissed on September 9, 2000.

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

              3  ii  Bylaws of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

              27     Financial Data Schedule attached.

         (b)  Reports on Form 8-K

              On October 3, 2000, Pioneer Bankshares, Inc. filed Form 8K to announce that on September 26, 2000, a wholly owned subsidiary [Pioneer Financial Services, LLC] had entered into an agreement to purchase all the outstanding stock of Valley Finance service, Inc. The purchase price will be paid in cash and is anticipated to be between $1,000,000 and $1,500,000 with the final purchase price to be determined after an audit of Valley Financial Services, Inc. Pioneer Financial Services, LLC will assume operations of Valley Financial Services, Inc. on October 23, 2000.

                                  EXHIBIT INDEX

Exhibit
 Index                                                          Page Number

   27    Financial Data Schedule for the quarter
         ending September 30, 2000                                  21

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



Date:  November 14, 2000