Form 10KSB
period 2000-12-31
PIONEER BANKSHARES INC/VA
filed 2001-04-02
CIK 1113026

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For fiscal year ended December 31, 2000     Commission file number: 0-30541

                            Pioneer Bankshares, Inc.

                         (Name of Issuer in Its Charter)

              Virginia                                      54-1278721
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         263 East Main Street, P. O. Box 10, Stanley, Virginia 22851
                   (Address of principal executive office)

                  Issuer's telephone number: (540) 778-2294

            Securities registered under Section 12(b) of the Act:

                                      None

             Securities registered under Section 12(g) of the Act
                          Common Stock - $.50 Par Value

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X. No
 ....

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for its most recent fiscal year were $9,731,280

    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $8.06 per share on February 8, 2001, was $8,179,755.

    The number of shares outstanding of the registrant's common stock, was 1,116,116 as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on page 27.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                   U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                        Page

PART I

     Item 1.  Description of Business                                     3

     Item 2.  Description of Property                                     7

     Item 3.  Legal Proceedings                                           7

     Item 4.  Submission of Matters to a Vote of Security Holders         8

PART II

     Item 5.  Market Price of and Dividends on the Registrant's
              Common and Other Shareholder Matters                        8

     Item 6.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9

     Item 7.  Financial Statements                                       22

     Item 8.  Changes in and Disagreements with Accountants              41

PART III

     Item 9.  Directors, Executive Officers, Promoters and
              Control Persons: Section 16(a) Beneficial
              Ownership Reporting Compliance                             41

     Item 10. Executive Compensation                                     42

     Item 11. Security Ownership of Certain Beneficial Owners
              and Management                                             42

     Item 12. Certain Relationships and Related Transactions             43

PART IV

     Item 13. Exhibits and Reports on Form 8-K                           44

SIGNATURES                                                               45

PART I

Item 1. Description of Business

OVERVIEW

     Pioneer Bankshares, Inc., (the "Holding Company") a Virginia one bank holding company, headquartered in Stanley, Virginia was incorporated under the laws of the Commonwealth of Virginia on November 4, 1983.
The Holding Company's wholly-owned subsidiary, Pioneer Bank, Inc. (the "Bank") was incorporated under the laws of the Commonwealth of Virginia on November 9, 1993 and commenced commercial operations as a state charted bank on February 17, 1994.

     In October of 2000 the Bank acquired Valley Finance Service, Inc. ("VFS"), a small loan company located in Harrisonburg, VA.

     The primary holdings of the Holding Company consist of all of the stock of the Bank, real estate holdings leased to the Bank or intended for future Bank use and a portfolio of equity investment securities.

     The Bank is engaged in the general commercial banking business, primarily serving Page and part of Rockingham Counties in the Shenandoah Valley of Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank's targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including the counties surrounding Page County. The Bank offers a full range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships with them. The Bank's Directors believe that the marketing of customized banking services will enable the Bank to continue its position in the financial services marketplace in this market area.

     The Bank provides individuals, professionals and small and medium size businesses in its market area with responsive and technologically advanced banking services. These services include competitively priced loans that are based on deposit relationships, easy access to the Bank's decision- makers, and quick and innovative action necessary to meet a customer's banking needs. The Bank's capitalization and lending limit enables it to satisfy the credit needs of a large portion of the targeted market segment. In the event there are customers whose loan requirements exceed the Bank's lending limit, the Bank will seek to arrange such loans on a participation basis with other financial institutions. The Board of Directors believes the Bank's present capitalization will support substantial growth in deposits and loans.

Location and Market Area

     The Bank operates full service branches in Stanley, Luray and Shenandoah, Virginia and in 1999 opened a full service branch and small loan company in Harrisonburg, Virginia. The Bank will open a branch in Stanardsville, VA in April of 2001. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

     The opening of any additional banking offices by the Bank will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the pubic interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices in various parts of our market area, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

Banking Services

     The Bank accepts deposits, makes consumer and commercial loans, issues drafts, and provides other services customarily offered by a commercial banking institution, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

     The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

     The Bank's lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. The Bank may establish relationships with correspondent banks to sell interests or participations in loans when loan amounts exceed the Bank's legal limitations or internal lending policies.

     Other bank services include safe deposit boxes, issuance of cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers ATM card services that can be used by Bank customers throughout Virginia and other regions. The Bank also offers MasterCard and VISA credit card services.

     The Bank's subsidiary, VFS, makes direct consumer loans up to $6,000 and accepts sales finance contracts up to $12,000.

     The Bank does not have trust powers and the Bank does not anticipate obtaining trust powers. If the Bank determined to establish a trust department in the future, the Bank cannot do so without the prior approval of the Commission. In the interim, the Bank may contract for the provision of trust services to its customers through outside vendors.

Competition

     The  banking  business  is  highly  competitive.  The  Bank  competes  as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the western Virginia market area and elsewhere.

     The Bank's market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small to medium size businesses and individuals, the Bank's target market, is intense, and pricing is important. Most of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank does not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the western Virginia market area have access to borrowed funds at a lower cost than are available to the Bank. Deposit competition among institutions in the market area also is strong. While the Bank is not presently paying above-market rates to attract deposits, it may have to do so in the future.

Employees

     As of December 31, 2000, the Bank had 63 employees, with 60 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

Supervision and Regulation

     The Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of the material provisions of certain statutes, rules and regulations that affects the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

     The Bank operates under the supervision of, and subject to regulation and examination by, the Virginia State Corporation Commission ("Commission") and the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Bank will be subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and the establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe and unsound practice. As its primary federal regulator, the Federal Reserve will have the authority to impose penalties, initiate civil and administrative actions and take other steps to prevent the Bank from engaging in unsafe and unsound practices.

     Under recently enacted federal legislation, the existing restrictions on interstate bank acquisitions were abolished effective September 29, 1995, and thereafter bank holding companies from any state were able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, and thereafter, the law allows banks to merge across state lines, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and de novo branching if permitted by the host state. Virginia has recently adopted early "opt-in" legislation that will allow interstate bank mergers. Virginia also permits interstate branch acquisitions and de novo branching if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

     Since the number of shareholders of record, of the Bank exceeded 500 during 1999, the Holding Company is now subject to the registration, periodic reporting, insider reporting and trading restrictions and proxy solicitation regulations promulgated by the Board of Governors of the Federal Reserve System.

     The amount of dividends payable by the Bank will depend upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. No dividend may be declared or paid that would impair a bank's paid-in capital. Each of the Commission and the Federal Reserve has the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

     Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends declared in any given year exceed the total of its net profits for such year, plus its retained net profits for the preceding two years. Also, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no issued depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

Capital Resources

     The various federal bank regulatory agencies, including the Federal Reserve, have adopted risk-based capital requirements for assessing bank capital adequacy. Virginia chartered banks must also satisfy the capital requirements adopted by the Commission. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles ("Tier I capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets ("Leverage ratio") of 3%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio banking organization's Tier capital, less deductions for intangibles otherwise inculpable in Tier 1 capital, to tangible assets. The Bank's capital ratios significantly exceed all requirements at December 31, 2000.

Deposit Insurance

     As an institution with deposits to be insured by the Bank Insurance Fund ("BIF") of the FDIC, the Bank also is subject to insurance assessments imposed by the FDIC. In 1995, the FDIC's Board of Directors voted to revise the range of assessment premiums applicable to BIF-insured deposits. Under the revised risk-based assess-rate schedule for BIF-insured deposits, the best-rated banks will pay an annual fee of $2,000, but no percent-of deposits, while other banks pay according to their capital position and other factors, with the weakest paying as much as 0.31% of deposits. The new rate schedule is already in effect.

     The actual assessment paid is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

Effect of Governmental Monetary Policies

     The operations of the Bank will be affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

Item 2. Description of Property

     The Holding Company's office is located in Stanley Virginia and is directly across the street from the Bank's main office. The building was originally built as a residence. It was purchased in 1989 and fully renovated for it's commercial use. The building contains approximately 3,252 square feet.

     The Bank's main office in Stanley, Virginia, was constructed in 1984, contains 12,876 square feet on three floors and is situated on approximately two acres. The building contains a full service branch, administration operations, bookkeeping and credit departments, three drive-through lanes and an ATM. The office is an attractive brick building with adequate room for future expansion.

     The Branch at Luray, Virginia is a brick building containing approximately 3,797 square feet and situated on a 200 x 150 lot. It contains a full service branch with two drive-through lanes and an ATM. This branch is located next to a shopping center and was built in 1989 and is owned by the Bank.

     The Branch at Shenandoah is a brick building containing approximately 3,400 square feet and situated on a 300 x 150 lot. It contains a full service branch with two drive-through lanes and an ATM. This branch was built in 1995 and is owned by the Holding Company.

     The Branch in Harrisonburg, Virginia is leased on a short-term lease at $1,842.55 per month. This Branch is in a small shopping center and fully remodeled upon occupancy in August, 1999. This branch is a full service branch with two drive-through lanes and is equipped with an ATM.

     The Jenkins Building is a building adjacent to the bank's main office and is used as a warehouse facility. It has approximately 25,760 square feet and was purchased in September 8, 1970.

     The Jefferson Building is a building located in Stanley and was purchased for future expansion. This building was purchased in 1998 and contains approximately 1,728 square feet.

     Valley Finance Service, Inc. is located at 120 S. Main Street, Harrisonburg, VA. The facility is adequate for current operations and is leased on a month to month basis at $675.00 per month


Item 3. Legal Proceedings

     A previously described lawsuit filed in the Circuit Court for the City of Harrisonburg, Virginia as Waters v. Pioneer Bank, et al. has been withdrawn.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

PART II

Item 5. Market Price of and Dividends on the Registrant's Common and Other Shareholder
        Matters

     The Common Stock of the Holding Company is not currently traded on any established market. The Common Stock is listed on the Over the Counter Bulletin Board using the symbol PNBI. The Bank's transfer agent is Registar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572.

     The following table shows actual trade prices (without commissions) reported to Scott and Stringfellow. Other transactions may have occurred which were not included in the table. Information for prior years is not available.

                                     TABLE I
                            COMMON STOCK TRADE PRICES
                                FOR THE YEAR 2000

                                            High               Low

     First Quarter                        $ 12.50           $ 10.00
     Second Quarter                         13.50              9.00
     Third Quarter                          10.00              8.00
     Fourth Quarter                          9.50              8.56

     As of March 23, 2001, there were approximately 600 holders of record of Common Stock.

     The Holding Company has declared dividends on its Common Stock as follows:

    Declared            Record         Payment      Per Share Amount
     Date                Date           Date

     1/14/99           1/15/99         2/5/99            $  .30 (1)
     6/10/99           6/30/99        7/15/99            $  .10
    12/13/99           1/19/00         2/2/00            $  .15
                                                          -----

         Total for 1999                                  $  .55
                                                          =====

     1/13/00           1/19/00         2/2/00            $  .20
      3/9/00           3/31/00        4/14/00            $  .10
     6/13/00           6/30/00        7/17/00            $  .10
     9/14/00           9/30/00       10/16/00            $  .10
    12/14/00          12/15/00       12/29/00            $  .10
                                                          -----

         Total for 2000                                  $  .60
                                                          =====

(1)  Adjusted for 2 for 1 stock split on April 1, 1999.

     The Holding Company is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, the Holding Company intends to follow a policy of retained earnings sufficient for the purpose of maintaining net worth and reserves of the Bank at adequate levels and to provide for the Holding Company's growth and ability to compete in its market area.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     In October of 1998, the Directors of Page Bankshares, Inc., adopted a Strategic Plan developed to guide the bank and holding company into the 21st century. The plan looked ten years into the future with annual reviews of both the strategic and tactical plan goals. It also articulated our corporate mission, our corporate strengths and weaknesses as well as our specific goals for the future. The document is forward looking, dynamic and serves as our road map for our future successes.

     To prepare the Bank and Holding Company for the 21st century, the Directors felt it was necessary to change both the names of the Bank and Holding Company. The Directors felt that the new names were not geographically limiting and would enable the Bank to expand Effective April 1, 1999, after almost 90 years, Farmers & Merchants Bank of Stanley changed its name to Pioneer Bank. Thereafter, on June 8, 1999, the shareholders approved a resolution changing the name of the holding company from Page Bankshares, Inc. to Pioneer Bankshares, Inc.

     The following is management's discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2000 and 1999, respectively, for the Holding Company. The consolidated financial statements of the Holding Company include the accounts of the Holding Company, the Bank and Valley Finance Company, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes of the Holding Company presented elsewhere herein.

     On November 22, 2000, the State Corporation Commission approved the Bank's application for a branch in Stanardsville, Virginia. The Bank has leased land and has constructed a modular branch building. The total cost of the building and furniture and equipment is estimated to be between $250,000 and $300,000. Five new employees will staff the branch, which is expected to open in the month of April 2001.

OPERATIONS ANALYSIS - 2000 - Compared to 1999

Overview

     The Holding Company's net income for 2000 decreased $149,558 or 9.70%. Net Income per share decreased from $1.32 in 1999 to $1.25 in 2000. The decrease in earnings was due to a combination of factors summarized below.

     Total comprehensive income for the Holding Company increased from $1,422,357 in 1999 to $1,690,785 in 2000. The principal reason for the increase was the increase in fair value of the available for sale ("AFS") securities. The net unrealized gain on AFS securities in 2000 were $297,924, after the tax effect, compared to a net unrealized loss of $120,066, after the tax effect, in 1999. The change in the unrealized gain on AFS securities is shown in other comprehensive income in the Consolidated Statements of Changes in Stockholders Equity.

Net Interest Margins

     The net weighted interest margin on earning assets on a tax equivalent basis increased from 5.53% in 1999 to 5.80% in 2000, which is in line with its peer group. The changes in yields and average balances are shown in Table II.

     Yields on loans increased from 9.85% in 1999 to 10.11% in 2000. The yield on commercial loans decreased 45 basis points while the yields on installment loans increased 103 basis points due to the purchase of Valley Finance Company, Inc. in the fourth quarter of 2000. VFS loans of $3,646,000 at year-end had an average yield of approximately 24%. The yield on credit cards increased 268 basis points because the promotional rates were still in effect during the first part of 1999.

     The yield on taxable investments increased from 5.70 % in 1999 to 6.20% in 2000 due to the investment of sales and maturity proceeds in higher yielding investments. The tax equivalent yield on nontaxable investments increased slightly from 8.34% in 1999 to 8.47% in 2000 due to the maturing of older lower yielding securities.

     The cost of deposits increased from 4.15% in 1999 to 4.39% in 2000 as customers transferred deposits from interest bearing demand and savings into higher paying time deposits. The rates paid on time deposits increased from 5.14% in 1999 to 5.45% in 2000.

     The average amount borrowed increased from $1,914,000 in 1999 to $2,742,000 in 2000. In 1999 the Bank borrowed $2,000,000 at a fixed rate of 6.09% from the Federal Home Loan Bank in order to balance its interest rate risk on fixed rate loans. In addition the Company assumed subordinated debt of $2,312,000 with the purchase of VFS. The debt has a variable interest rate, which fluctuates with prime. At December 31, 2000 the VFS debt was $1,087,000 which matures on June 1, 2001. Management anticipates that the debt will be replaced with lower cost deposits or debt when it matures. The rates paid on borrowings increased from 4.75% in 1999 to 7.73% in 2000 reflecting the higher cost of borrowed funds.

Noninterest Income

     Noninterest Income increased from $1,081,854 in 1999 to $1,273,794 in 2000. The largest contributing factor was in increase in net security gains from $19,054 in 1999 to $331,117. Other income for 2000 includes $103,000 of expense reimbursement from the Bank's former President compared with $239,000 for 1999. Other income for 2000 also included the following two items; an adjustment of $58,000 relating to the Bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000. Other income for 1999 included a gain of $148,000 resulting from the demutualization of a life insurance company.

Noninterest Expense

     Noninterest expense increased $506,863 (14.54%) from 1999 to 2000. Salaries and benefits accounted for $353,614 of the increase. The increase was due to normal salary increases and the increase in the number of full time equivalent employees from 44 at the end to 1999 to 60 at the end of 2000. Employees of VFS accounted for 5 of the increase. Management anticipates that 5 new employees will be needed to staff the new branch at Stanardsville, Va. Occupancy expenses increased due to the new branch in Harrisonburg opened in August of 1999 and the acquisition of VFS in October of 2000. Equipment expenses increased due to increased depreciation, repairs and maintenance. Other expense was affected primarily by, increases in directors fees of $30,000, professional fees of $63,000 and a decrease in Y2K related expenses. See Note 12 to the financial statements for a comparison of other expenses.

OPERATIONS ANALYSIS - 1999 Compared to 1998

Overview

     The Holding Company's net income for 1999 increased $306,196 or 26.9% from 1998 earnings. Net income per share increased from $.92 in 1998 to $1.23 in 1999. The Holding Company's improved earnings were due to a combination of factors summarized below.

Net Interest Margins

     The net weighted interest margin on earning assets on a tax equivalent basis increased from 5.41% in 1998 to 5.53% in 1999. The Holding Company's net yield on average earning assets of 5.53% is in line with its peer group.

     Yields on loans decreased from 9.94% in 1998 to 9.85% in 1999. Real estate loan rates decreased fourteen basis points, while installment loans decreased twelve basis points. Both declines were due to a general decline in rates of interest in the market. Commercial loan yields increased as a result of offering a new commercial loan product. This product was introduced in the later part of 1998 and was more fully utilized in 1999. The product provides funding to customers based on their inventory or receivables. Additionally, this type of commercial loan carries a higher rate of interest than the remaining portion of the commercial loan portfolio. Credit card loan rates increased in 1999 as a result of the ending of most promotional rates in the beginning of 1999. These promotional rates were offered in earlier periods in an effort to attract credit card customers.

     To balance its interest rate risk on fixed rate loans, the Bank borrowed from the Federal Home Loan Bank at fixed rates that are determined by market conditions. This program has helped the Bank meet the needs of its customers who might otherwise have gone to another financial institution seeking fixed rate loans.

     Tax equivalent yields on securities decreased to 5.70% in 1999 from 5.85% in 1998. This decrease was primarily a result of a decline in market rates on all types of debt instruments. This decline in general market rates resulted in increased call activity in the bond portfolio in 1999. Average investments increased 8.91% from the previous year. The Holding Company's philosophy of investing only in securities with short to intermediate maturities allows it to be responsive to interest rate movements within the market place.

     The rates paid on interest bearing deposits decreased to 4.15% in 1999 from 4.50% in 1998. Average rates decreased on all deposit types as a result of declines in general market rates. Rates on interest bearing demand, savings and time deposits decreased twelve, forty six and thirty one basis points, respectively. The improvement in the net interest margin was positively affected by an increase in the mix of interest bearing deposit liabilities that are low rate obligations (i.e. demand deposits and savings).

     Long term borrowings through the FHLB are incurred only to balance the rate exposure on fixed rate loans and are used to fund loans with fixed rate features. Short-term borrowings from the FHLB were incurred for possible Y2K concerns and have been paid off in the year 2000.

     Table II contains a complete yield analysis for the last two years and Table III contains the rate/volume changes in these years.

Noninterest Income

     The Holding Company realized gains of $19,054 in 1999 on the sale of corporate stocks compared with gains of $39,019 in 1998.

     During 1999, the Bank entered into an agreement with its former President whereby this individual reimbursed the Bank for certain prior bank expenditures and certain costs associated therewith. In this agreement, the former President also agreed to forego certain deferred compensation. In 1999, these items resulted in $239,000 of other income.

     Service charges on deposit accounts increased 34.60% in 1999 from 1998 levels. The increase is attributed to an increase in service charges on deposit accounts.

Noninterest Expenses

     Noninterest expense increased $249,551 or 7.71% in 1999 over 1998 levels. Salaries and employee benefits decreased 4.51% due to; retirement of a senior officer the prior year, the presidents position being vacant for part of 1999 and 1998 having a one time charge of $150,000 to accrue a retirement benefit for a retiring senior officer, offset by increased staffing, including a full time training director, normal salary increases, and higher health insurance premiums. Occupancy and equipment expense combined increased by $85,872 or 18.21% primarily due to the opening of a new branch office in Harrisonburg, Virginia, installing of two new stand alone ATMs, the commencing of check imaging, and general equipment. Other noninterest expenses increased $237,397 or 20.19%. Approximately half of this increase was primarily related to professional fees, advertising and supplies related to the opening of the Harrisonburg, Virginia branch and changes in the names of the Bank and the Holding Company. The remaining increases were spread over a variety of expense categories, with no single area increasing significantly. The Company's overall cost of operations relative to asset size is comparable to its peer group.

UNCERTAINTIES AND TRENDS

General

     Management is of the opinion that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not (i) represent or result from trends or uncertainties which are reasonably expected to materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits which any available information causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the issuers liquidity, capital resources or operations of the issuers. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

BALANCE SHEET

Investment Securities

     Average balances in investment securities increased 8.91% in 1999 and decreased 2.79% in 2000. The Holding Company maintains an adequate level of investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities is shown in a note to the consolidated financial statements.

     The Holding Company accounts for investments under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Holding Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trades as provided by the Holding Company's investment holder.

Yields and Maturities

     The yields on taxable and nontaxable investments for 1999 and 1998 are shown in the yield analysis in Table II. The carrying amount and estimated market value of debt securities at December 31, 2000 by contractual maturity are included in a note to the consolidated financial statements.

     Management's philosophy is to keep the maturities of investments relatively short which allows the Holding Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Equity Investments

     At December 31, 2000 the Holding Company has investments in common and preferred stock with a cost of $838,000 and an estimated market value of $1,357,000. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

RISK ELEMENTS IN THE LOAN PORTFOLIO

The Bank's policy has been to make conservative loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Bank's real estate mortgage loans increased 4.80% from $52,780,000 to $55,315,000 at December 31, 1999. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. See Table IV for a maturity schedule of fixed and variable rate loans. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

     The Bank's consumer loans increased $6,100,000 (42.48%) to $20,459,000 at December 31, 2000. Of the increase, $3,646,000 is attributed to loans made by VFS, the Bank's small loan subsidiary. VFS provides financing to marginal borrowers, and incurs a higher level of risk than the Bank. The average yield on VFS loans is approximately 24%. Consumer loans are made for a variety of reasons, however, vehicles secure a majority of the loans.

     The majority of commercial loans are made to agri business, small retail and service businesses.

     See Table IV for a schedule of loan maturities.

NONACCRUAL AND PAST DUE LOANS

     See Table V for schedule of nonaccrual and past due loans.

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncorrectable. At December 31, 2000 and 1999, there were no restructured real estate or commercial loans on which interest was accruing at a reduced rate or on which payments had been extended.

LOAN CONCENTRATIONS

     At December 31, 2000, no industry category exceeded ten percent of total loans.

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes appropriate adjustments to the allowance for loan losses when needed.

     The allowance for loan losses increased from $779,000 at December 31, 1999 to $992,000 at December 31, 2000. Net charge offs increased from $177,000 in 1999 to $619,000 for 2000, including net charge offs of $407,000 for VFS since the date of acquisition. The charge offs were necessary to comply with more rigid standards observed by the banking industry. Management will aggressively pursue recoveries of the charge offs during 2001. Because of the nature of the loans made by VFS, it is anticipated that loan losses will be higher for those loans than charge offs experienced by the Bank in the past. The provision for loan losses increased $241,000 for 2000, of which $204,000 related to VFS. Management expects that higher loan losses for VFS will be more than offset by higher loan yields. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb future losses in the current portfolio.

     See Table V for a summary of the activity in the allowance for loan losses.

     The Bank has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allocation of the allowance as shown in Table V should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

     Table V shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

DEPOSITS

     The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

     Certificates of deposit over $100,000 are shown in Table VI.

STOCKHOLDERS' EQUITY

     Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the Holding Company, is required to maintain these minimum capital levels. See the notes to the consolidated financial statements for calculations of actual and minimum capital requirements. The Bank has maintained capital levels far above the minimum requirements throughout the year. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Holding Company to raise additional capital and/or reallocate present capital.

BORROWINGS

     At December 31, 1999 the Company had borrowed $4,500,000 from the FHLB to provide liquidity in the event of a Y2K crisis. The loan was repaid in January of 2000.

     The  information   concerning   borrowings  is  shown  in  a  note  to  the
consolidated financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

     Liquidity as of December 31, 2000 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 1999 and 2000. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

     There are no off-balance-sheet items that should impair future liquidity.

     At December 31, 2000, the Holding Company had a negative cumulative Gap Rate Sensitivity Ratio of 37.03% for the one year repricing period compared with 46.20% at December 31, 1999. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Holding Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment.

     Table IV contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities.

Table I

                            PIONEER BANKSHARES, INC.
                        SELECTED OPERATING INFORMATION
               (In thousands, except for per share information)


Condensed Statement of Income                             2000        1999

Interest and dividend income                            $ 8,457     $ 7,734
Interest expense                                          3,271       2,949
                                                         ------      ------

Net interest income                                       5,186       4,785
Provision for loan losses                                   423         183
                                                         ------      ------

Net interest income after provision
   for loan losses                                        4,763       4,602

Noninterest income                                        1,274       1,086
Noninterest expense                                       3,994       3,487
                                                         ------      ------

Income before income taxes                                2,043       2,201
Income tax expense                                          650         659
                                                         ------      ------

Net Income                                              $ 1,393     $ 1,542
                                                         ======      ======

Total Assets at Year End                                $100,600    $101,045
                                                         =======     =======

Per Share Information

   Net income per share                                 $   1.25    $   1.32
   Dividends per share                                      0.60        0.55
   Book value per share                                    10.53        9.15

Financial Statement Ratios

   Return on average assets 1                               1.39%       1.62%
   Return on average equity 1                              11.94%      13.97%
   Dividend payout ratio                                   48.16%      44.51%
   Average equity to average asset 1                       11.62%      11.57%


1  Ratios are based primarily on daily average balances

Table II

                                PIONEER BANKSHARES, INC.
                              NET INTEREST MARGIN ANALYSIS
                          (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                     (In thousands)

                                2000                        1999
                                ----                        ----
                                       Average                       Average
                                        Rates                         Rates
ASSETS                        Income/  Earned/              Income/  Earned/
                     Average  Expense   Paid       Average  Expense   Paid
Loans: 1
   Commercial        $4,115   $  437   10.62%      $3,758   $  416   11.07%
   Real estate       54,897    4,795    8.73%      50,109    4,363    8.71%
   Installment       13,120    1,955   14.90%      11,357    1,594   14.04%
   Credit card          997      206   20.66%         890      136   15.28%
                      -----    -----   -----        -----    -----   -----

   Total Loans       73,129    7,393   10.11%      66,114    6,509    9.85%

Federal funds sold    1,858      112    6.03%       5,396      266    4.93%
Interest bearing
   deposits             445       23    5.17%         965       54    5.60%
   Taxable 3         13,193      818    6.20%      12,318      702    5.70%
   Nontaxable 2       2,396      203    8.47%       3,687      308    8.34%
                      -----    -----   -----        -----    -----   -----

   Total Earning

     Assets          91,021    8,549    9.39%       88,480  $7,839    8.86%
                               -----   -----                 -----   -----

Allowance for

   loan losses         (763)                         (762)
Nonearning assets     8,588                         7,658
                      -----                         -----

   Total Assets     $98,846                       $95,376
                     ======                        ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Interest bearing
   demand deposits  $10,203   $  173    1.70%      $10,765  $  195    1.81%
   Savings            9,986      184    1.84%       11,602     270    2.33%
   Timedeposits      49,563    2,702    5.45%       46,524   2,393    5.14%
                     ------    -----   -----        ------   -----   -----

   Total Deposits    69,752    3,059    4.39%       68,891  2,858     4.15%

Borrowings            2,742      212    7.73%       1,914      91     4.75%
                      -----    -----   -----        ------   -----   -----

   Total Interest Bearing

     Liabilities     72,494    3,271    4.51%       70,805  $2,949    4.16%
                              ------   -----                 -----   -----

Noninterest bearing

   deposits          13,750                         12,375
Other liabilities     1,578                          1,160
                      -----                         ------

   Total Liabilities  87,822                        84,340

Stockholders' equity  11,024                        11,036
                     -------                       -------

   Total Liabilities
     and Stockholders'
     Equity         $ 98,846                      $ 95,376
                     =======                       =======

   Net Interest Earnings       $5,278                       $4,890
                                =====                        =====

   Net Interest Yield on Interest

     Earning Assets                     5.80%                         5.53%
                                       =====                         =====

1  Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE III

                            PIONEER BANKSHARES, INC.
             EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (On a fully tax equivalent basis)
                            (In thousands of dollars)

                      2000 Compared to 1999          1999 Compared to 1998
                       Increase (Decrease)            Increase (Decrease)
                    Volume    Rate     Total       Volume    Rate     Total

Interest Income
Loans

   Commercial       $   40   $  (19)  $   21       $   31   $   17   $   48
   Real estate         417       16      433          288      (74)     214
   Installment         244      136      380          102      (15)      87
   Credit Card          19       27       46           (3)      14       11
                     -----    -----    -----        -----    -----    -----

   Total Loans         720      160      880          418      (58)     360
                     -----    -----    -----        -----    -----    -----

Federal funds sold    (173)      21     (152)        (137)     (26)    (163)
                     -----    -----    -----        -----    -----    -----
Interest bearing

   deposits in banks   (29)      (2)     (31)           0       54       54
                     -----    -----    -----        -----    -----    -----
Investments

   Taxable              37       54       91          112      (18)      94
   Nontaxable          (94)     (11)    (105)         (58)     (41)     (99)
                     -----    -----    -----        -----    -----    -----

   Total Securities    (57)      43      (14)          54      (59)      (5)
                     -----    -----    -----        -----    -----    -----

   Total Earning

     Assets         $  461   $  222   $  683       $  335   $  (89)  $  246
                     =====    =====    =====        =====    =====    =====


Interest Expense

   Demand deposits  $    6   $  (28)  $  (22)      $   11   $  (13)  $   (2)
   Savings             (38)     (48)     (86)          26      (53)     (27)
   Time deposits       156      153      309           14     (145)    (131)
                     -----    -----    -----        -----    -----    -----

   Total Deposits      124       77      201           51     (211)    (160)

Borrowings              25       96      121                    91       91
                     -----    -----    -----        -----    -----    -----

   Total Liabilities   149      173      322           51     (120)     (69)
                     -----    -----    -----        -----    -----    -----

   Net Interest

     Earnings       $  312   $   49   $  361       $  284   $   31   $  315
                     =====    =====    =====        =====    =====    =====



Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

TABLE IV

                            PIONEER BANKSHARES, INC.
                INTEREST SENSITIVITY ANALYSIS - LOAN RATE RISK
                            (In thousands of dollars)
                                DECEMBER 31, 2000

                         1 - 90  91 - 365 1 to 5   Over 5     Not
                          Days     Days    Years    Years Classified  Total

Uses of Funds:

Loans:
   Commercial           $   893  $ 1,819  $   312  $   133  $       $ 3,157
   Real estate            1,397    4,035   14,939   35,995           56,366
   Installment            1,045    2,415   15,829      349           19,638
   Credit card                              1,096                     1,096
                         ------   ------   ------   ------   -----   ------

   Total Loans            3,335    8,269   32,176   36,477           80,257

Federal funds sold          110                                         110
Interest bearing
   bank deposit              47                                          47
Investment securities                502    6,360    5,042   1,357   13,261
                         ------   ------   ------   ------   -----   ------

   Total                  3,492    8,771   38,536   41,519   1,357   93,675
                         ------   ------   ------   ------   -----   ------

Sources of Funds:

Demand Deposits

   Interest bearing       9,879                                       9,879
Savings accounts          9,275                                       9,275
Time Deposits:
   Under $100,000         5,933   16,007   21,946                    43,886
   Over $100,000          2,166    1,706    3,125                     6,997
                         ------   ------   ------   ------   -----   ------

   Total deposits        27,253   17,713   25,071                    70,037

Borrowings                  750    1,237      800      650            3,437
                         ------   ------   ------   ------   -----   ------

   Total                 28,003   18,950   25,871      650           73,474
                         ------   ------   ------   ------   -----   ------

Discrete Gap            (24,511) (10,179)  12,665   40,869   1,357   20,201
Cumulative Gap          (24,511) (34,690) (22,025)  18,844  20,201

Ratio   of Cumulative
   Gap to Total Earning

   Assets                (26.27)% (37.03)% (23.51) % 20.12%  21.56%
                        =======   ======   ======    =====  ======

Rate Risk:

Loans with predetermined

   rates                $ 2,854  $ 6,449  $31,595  $ 8,704          $49,602

Loans with variable/
   adjusted rates           481    1,820      581   27,773           30,655
                         ------   ------   ------   ------   -----   ------

                        $ 3,335  $ 8,269  $32,176  $36,477  $       $80,257
                         ======   ======   ======   ======   =====   ======

TABLE V

                            PIONEER BANKSHARES, INC.
                         LOAN LOSS ALLOWANCE ACTIVITY -
                         NON ACCRUAL AND PAST DUE LOANS
                            (In thousands of dollars)

                               2000     1999
Activity

Beginning balance             $  779   $  773

Provision charged to expense     424      183

Loan losses:
   Commercial                      5       15
   Installment                   676      137
   Real estate                    44       64
   Credit card                    30        5
                               -----    -----

Total Loan Losses                755      221
                               -----    -----

Recoveries:
   Commercial                      0        0
   Installment                    94       33
   Real estate                    37        6
   Credit card                     5        5
                               -----    -----

   Total Loan Recoveries         136       44
                               -----    -----

   Net Loan Losses               619      177
                               -----    -----

Adjustment - Purchase of
   Valley Finance                408
                               -----

   Balance at End of Period   $  992   $  779
                               =====    =====

Net Loan Losses as a Percent
   of Average loans              .85%     .27%

                          December 31, 2000           December 31, 1999
                                     Percent of                     Percent of
                            Percent of Average           Percent of  Average
                      Amount Allowance  Loans      Amount Allowance   Loans

Analysis of Ending Balance

   Commercial        $  277   27.92%    5.63%      $  326   41.85%    5.68%
   Installment          407   41.04%   75.07%         330   42.36%   75.79%
   Real estate           65    6.55%   17.94%         118   15.15%   17.18%
   Credit card            5    0.50%    1.36%           5    0.64%    1.35%
   Unspecified          238   23.99%        %                    %        %
                      -----   -----    -----        -----   -----    -----

   Total             $  992   100.00% 100.00%      $  779   100.00% 100.00%
                      =====   ======  ======        =====   ======  ======

Allowance for loan losses
   as a percent of year end
   loans                        1.27%    1.11%

Nonaccrual and Past Due Loans:

Principal:
   Nonaccruing loans          $   67   $
   Loans past due 90
     days or more                179      229
   Other problem loans             0        0
                               -----    -----

   Total                      $  246   $  229
                               =====    =====

Percent of total loans          0.32%    0.35%

Interest on nonaccrual loans did not have a significant impact on income for 2000.

TABLE VI

                            PIONEER BANKSHARES, INC.
                    TIME DEPOSIT MATURITIES - OVER $100,000
                                DECEMBER 31, 2000
                            (In thousands of dollars)

Maturity

Less than 3 months                                                $2,166
3 to 12 months                                                     1,706
1 to 3 years                                                       2,795
Over 3 years                                                         330
                                                                   -----

   Total                                                          $6,997
                                                                   =====

Item 7. Financial Statements

                          Index to Financial Statements

                                                                        Page

Independent Auditors' Report                                             23

Consolidated Balance Sheets as of December 31, 2000 and 1999             24

Consolidated Statements of Income for the Years ended
   December 31, 2000 and 1999                                            25

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2000 and 1999                        26

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999                                            27

Notes to Financial Statements                                            28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pioneer Bankshares, Inc.


We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.



February 2, 2001

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                 2000          1999

Cash and due from banks (Note 3)                  $  4,643,433   $  5,198,869
Federal funds sold                                     110,000      2,215,000
Interest-bearing deposits in banks                      46,632      4,536,011
Investment securities
   Available for sale (Note 5)                      11,277,383     11,628,002
   Held to maturity (fair value was $2,004,000
     and $3,541,000 in 2000 and 1999,
     respectively) (Note 5)                          1,983,461      3,556,585
Loans receivable (Note 6), net of allowance
   for loan losses of $992,000 in 2000 and
   $779,000 in 1999 (Note 7)                        76,941,563     69,252,023
Bank premises and equipment, net (Note 8)            2,810,432      2,909,495
Accrued interest receivable                            640,972        559,994
Other assets                                         2,145,731      1,189,019
                                                   -----------    -----------

   Total Assets                                   $100,599,607   $101,044,998
                                                   ===========    ===========

LIABILITIES

Deposits
   Noninterest bearing                            $ 13,706,103   $ 12,246,396
   Interest bearing
     Demand                                          9,880,339     10,516,300
     Savings                                         9,138,637     10,411,914
     Time deposits over $100,000 (Note 9)            6,996,923      5,064,680
     Other time deposits (Note 9)                   44,022,588     44,199,879
                                                   -----------    -----------

   Total Deposits                                   83,744,590     82,439,169

Treasury tax and loan deposit note                      60,467         76,904
Accrued expenses and other liabilities               1,604,588      1,349,382
Borrowings (Note 10)                                 3,437,000      6,350,000
                                                   -----------    -----------

   Total Liabilities                                88,846,645     90,215,455
                                                   -----------    -----------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000 shares; outstanding - 1,116,116
   shares in 2000; 1,121,670 shares  in 1999           558,058        560,835
Retained earnings (Note 14)                         10,903,051     10,274,779
Accumulated other comprehensive income (loss)          291,853         (6,071)
                                                   -----------    -----------

   Total Stockholders' Equity                       11,752,962     10,829,543
                                                   -----------    -----------

   Total Liabilities and Stockholders' Equity     $100,599,607   $101,044,998
                                                   ===========    ===========


        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000         1999
INTEREST AND DIVIDEND INCOME:
   Loans including fees                            $7,394,713    $6,512,534
   Debt securities - taxable                          713,990       655,184
   Debt securities - nontaxable                       133,666       202,749
   Deposits and federal funds sold                    152,356       319,958
   Equity securities                                   62,761        47,142
                                                    ---------     ---------

   Total Interest and Dividend Income               8,457,486     7,737,567
                                                    ---------     ---------

INTEREST EXPENSE:
   Deposits                                         3,059,209     2,857,557
   Borrowings                                         211,808        91,017
                                                    ---------     ---------

   Total Interest Expense                           3,271,017     2,948,574
                                                    ---------     ---------

NET INTEREST INCOME                                 5,186,469     4,788,993

PROVISION FOR LOAN LOSSES (Note 7)                    423,604       182,500
                                                    ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      4,762,865     4,606,493
                                                    ---------     ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                549,936       526,700
   Other income                                       392,741       536,100
   Gain on security transactions (Note 5)             331,117        19,054
                                                    ---------     ---------

   Total Noninterest Income                         1,273,794     1,081,854
                                                    ---------     ---------

NONINTEREST EXPENSES:
   Salaries and benefits                            1,802,176     1,516,146
   Occupancy expenses                                 308,957       241,373
   Equipment expenses                                 405,079       315,938
   Other expenses (Note 12)                         1,477,475     1,413,367
                                                    ---------     ---------

   Total Noninterest Expenses                       3,993,687     3,486,824
                                                    ---------     ---------

INCOME BEFORE INCOME TAXES                          2,042,972     2,201,523

INCOME TAX EXPENSE (Note 13)                          650,111       659,104
                                                    ---------     ---------
   NET INCOME                                      $1,392,861    $1,542,419
                                                    =========     =========

EARNINGS PER SHARE
   Net income                                      $     1.25    $     1.32
                                                    =========     =========

  Weighted Average Shares Outstanding               1,117,574     1,172,935
                                                    =========     =========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 Accumulated
                                                                    Other
                                          Common      Retained  Comprehensive
                                Total     Stock (1)   Earnings     Income
BALANCES,
  DECEMBER 31, 1998         $11,059,715  $  593,905  $10,351,815 $  113,995

Comprehensive Income

  Net income                  1,542,419                           1,542,419
  Net change in unrealized
   gains on securities
   available for sale, net
   of income taxes of
   ($74,000)                   (120,066)                           (120,066)
                             ----------
  Total Comprehensive Income  1,422,353

Dividends declared             (643,064)               (643,064)
Retirement of common stock   (1,009,052)    (33,010)   (976,042)
Other                              (409)        (60)       (349)
                             ----------   ---------   ---------    --------

BALANCES,
  DECEMBER 31, 1999          10,829,543     560,835  10,274,779      (6,071)

Comprehensive Income

  Net income                  1,392,861               1,392,861
  Net change in unrealized
   gains on securities
   available for sale, net
   of income taxes of
   $183,000                     297,924                             297,924
                             ----------
  Total Comprehensive Income  1,690,785

Dividends declared             (670,835)               (670,835)
Retirement of common stock      (96,531)     (2,777)    (93,754)
                             ----------   ---------   ---------   ---------

BALANCES,
  DECEMBER 31, 2000         $11,752,962  $  558,058  $10,903,051 $  291,853
                             ==========   =========   ==========  =========


      (1) The par value of common stock was reduced from $1.00 per share to $.50 per share on April 1, 1999 resulting in a 2 for 1 stock split.

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                       $ 1,392,861   $1,542,419
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                        423,604      182,500
      Demutualization stock gain                                   (148,120)
      Depreciation                                     284,838      239,898
      Net change in:
         Accrued income                                (63,978)      (9,459)
         Other assets                                 (352,658)     (23,983)
         Accrued expense and other liabilities         (28,737)     207,725
                                                    ----------    ---------

  Net Cash Provided by Operating Activities          1,655,930    1,990,980
                                                    ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net change in federal funds sold                   2,105,000    4,405,000
  Net decrease (increase) in interest bearing
    deposits                                         4,489,379   (4,536,011)
  Proceeds from maturities and sales of
    securities available for sale                    3,775,635    2,125,885
  Proceeds from maturities and calls of
    securities held to maturity                      1,573,124    3,962,586
  Purchase of securities available for sale         (2,940,181)  (7,426,089)
  Purchase of securities held to maturity                           (15,995)
  Net increase in loans                             (4,565,230)  (7,146,495)
  Purchase of bank premises and equipment             (182,074)    (466,504)
  Investment in life insurance policies                (16,746)     (63,098)
  Acquisition of Valley Finance Service             (1,297,291)
                                                    ----------   ----------

  Net Cash Provided by (Used in)
    Investing Activities                             2,941,616   (9,160,721)
                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in:

    Demand and savings deposits                       (449,531)     681,534
    Time deposits                                    1,754,952    2,546,418
    Short-term borrowings                              (16,437)      43,680
  Proceeds from borrowings                                        6,500,000
  Curtailments of borrowings                        (5,674,600)    (150,000)
  Purchase and subsequent retirement of
    common stock                                       (96,531)  (1,009,461)
  Dividends paid                                      (670,835)    (643,064)
                                                    ----------    ---------

  Net Cash Provided by (Used in)
    Financing Activities                            (5,152,982)   7,969,107
                                                    ----------    ---------

CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and
    cash equivalents                                  (555,436)     799,366
  Cash and cash equivalents, beginning of year       5,198,869    4,399,503
                                                    ----------    ---------

  Cash and Cash Equivalents, End of Year           $ 4,643,433   $5,198,869
                                                    ==========    =========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    NATURE OF OPERATIONS:

Pioneer Bankshares, Inc. ("Company"), through its subsidiary Pioneer Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at four separate locations to customers located primarily in Page and Rockingham Counties of Virginia.

On October 23, 2000, the Bank purchased Valley Finance Service, Inc., ("Valley Finance") a finance company licensed under the Virginia Consumer Finance Act. Valley Finance makes loans for consumer and personal reasons to individuals located primarily in Harrisonburg and Rockingham County, Virginia.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy - The consolidated financial statements of the Company include the Bank and Valley Finance which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - Management uses estimates and assumptions in preparing financial statements; actual results could differ significantly from those estimates. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses.

Investment Securities - Investment securities which the Bank intends to hold until maturity or until called are classified as Held to Maturity. These investment securities are carried at cost, adjusted for amortization of premium and accretion of discounts.

Investment securities which the Bank intends to hold for indefinite periods of time, including investment securities used as part of the Bank's asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders' equity until realized.

Gains and losses on the sale of investment securities are determined using the specific identification method.

Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the statements of financial condition net of unearned interest and the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest on past due and problem loans is accrued until serious doubt arises as to the collectibility of the interest.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Allowance for Loan Losses - The allowance for a loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The provision for loan losses charged to income is based on management's best estimate after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amount charged to income include; internally generated loan review and loan evaluation reports, past due reports, watch lists, and historical loan loss experience. Consideration is also given to loan concentrations involving geography, business type or level of risk. Nonperforming loans are evaluated by management relative to their collateral value.

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of straight-line and accelerated methods.

Goodwill - Goodwill is being amortized over fifteen years on the straight-line method.

Income Taxes - Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under income tax laws. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and deposits at other financial institutions whose initial maturity is ninety days or less.

Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding. Prior period per share amounts have been restated to reflect the 1999 stock split.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $ 714,000 and $683,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE 4    DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $2,927,000 and $9,155,000 at December 31, 2000 and 1999, respectively.

NOTE 5    INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

                                          Gross                    Gross
                         Amortized     Unrealized   Unrealized      Fair
                            Cost         Gains        Losses        Value

     December 31, 2000

Available for sale
  U.S. government and
   agency securities    $  9,966,000  $    42,000  $     88,000  $ 9,920,000
  Equity securities          838,000      563,000        44,000    1,357,000
                         -----------   ----------   -----------   ----------

                        $ 10,804,000  $   605,000  $    132,000  $11,277,000
                         ===========   ==========   ===========   ==========

Held to Maturity
  U.S. government and
   agency securities    $    752,000  $     2,000  $             $   754,000
  State and municipals       956,000       17,000                    973,000
  Mortgage-backed            275,000        3,000         1,000      277,000
                         -----------   ----------   -----------   ----------

                        $  1,983,000  $    22,000  $      1,000  $ 2,004,000
                         ===========   ==========   ===========   ==========

     December 31, 1999

Available for sale
  U.S. government and
   agency securities    $ 10,563,000  $     1,000  $    407,000  $10,157,000
  Equity securities        1,049,000      436,000        14,000    1,471,000
                         -----------   ----------   -----------   ----------

                        $ 11,612,000  $   437,000  $    421,000  $11,628,000
                         ===========   ==========   ===========   ==========

Held to Maturity
  U.S. government and
   agency securities    $  1,759,000  $     2,000  $     24,000  $ 1,737,000
  State and municipals     1,253,000       29,000                  1,282,000
  Mortgage-backed            545,000                     23,000      522,000
                         -----------   ----------   -----------   ----------

                        $  3,557,000  $    31,000  $     47,000  $ 3,541,000
                         ===========   ==========   ===========   ==========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5    INVESTMENT SECURITIES (CONTINUED):

The amortized cost and fair value of investment securities at December 31, 2000, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Securities Available         Securities Held
                                   for Sale                 to Maturity
                              Amortized     Fair     Amortized        Fair
                                Cost        Value      Cost           Value

Due in one year or less    $            $            $1,002,000  $ 1,007,000
Due after one year through
   five years                 3,479,000   3,479,000     506,000      516,000
Due five years through
   ten years                  5,587,000   5,581,000     200,000      204,000
Due after ten years             900,000     860,000
                            -----------  ----------   ---------    ---------

                              9,966,000   9,920,000   1,708,000    1,727,000

Mortgage-backed                                         275,000      277,000
Equity securities               838,000   1,357,000
                            -----------  ----------   ---------   ----------

                           $ 10,804,000 $11,277,000  $1,983,000  $ 2,004,000
                            ===========  ==========   =========   ==========

Realized gains and losses on marketable equity transactions are summarized below:

                                             2000        1999

Gains                                     $ 474,234   $ 197,000
Losses                                      143,117     178,000
                                           --------    --------

   Net Gains                              $ 331,117   $  19,000
                                           ========    ========

Investment securities with a book value of $715,000 and $818,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required by law.

NOTE 6    LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

                                                       2000         1999

Real estate loans                                  $55,315,000  $52,780,000
Commercial and industrial loans                      4,058,000    4,007,000
Loans to individuals, primarily collateralized
   by autos                                         20,459,000   14,359,000
All other loans                                        425,000      364,000
                                                    ----------   ----------

   Total Loans                                      80,257,000   71,510,000

Less unearned discount                               2,323,000    1,479,000
                                                    ----------   ----------

Loans, less unearned discount                       77,934,000   70,031,000

Less allowance for loan losses                         992,000      779,000
                                                    ----------   ----------

   Net Loans Receivable                            $76,942,000  $69,252,000
                                                    ==========   ==========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6    LOANS (CONTINUED):

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan by loan basis depending upon the purpose of the loan and the financial condition of the borrower.

The Company has a blanket lien against their one to four person mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta.

NOTE 7    ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

                                                      2000          1999

Balance, beginning of year                         $  779,000    $  773,000
Provision acquired with purchase of
   Valley Finance Service                             408,000
Provision charged to operating expenses               424,000       183,000
Recoveries of loans charged off                       136,000        45,000
Loans charged off                                    (755,000)     (222,000)
                                                    ---------     ---------

   Balance, End of Year                            $  992,000    $  779,000
                                                    =========     =========


NOTE 8    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment included in the financial statements at December 31, are as follows:

                                                       2000          1999

Land                                               $  342,000    $  342,000
Land improvements and buildings                     2,651,000     2,580,000
Furniture and equipment                             3,035,000     2,832,000
                                                    ---------     ---------

                                                    6,028,000     5,754,000
Less accumulated depreciation                       3,218,000     2,845,000
                                                    ---------     ---------

   Net                                             $2,810,000    $2,909,000
                                                    =========     =========


NOTE 9    DEPOSITS:

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                      2001                        $ 25,949,000
                      2002                          16,688,000
                      2003                           5,273,000
                      2004                           1,966,000
                      2005                           1,144,000
                                                   -----------

                      Total                       $ 51,020,000
                                                   ===========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   BORROWINGS:

Borrowings consist of the following at December 31:

                                                       2000         1999
Federal Home Loan Bank of Atlanta,
   fixed rate of 6.09%, $50,000 quarterly
   curtainment                                     $1,650,000     $1,850,000

Federal Home Loan Bank of Atlanta,
   line of credit, variable rates ranging
   from 5.9% to 6.87%                                 700,000     4,500,000

Subordinated Bonds of Valley Finance,
   due June 1, 2001, variable interest
   at prime plus one percent                        1,087,000
                                                    ---------      ---------

   Total Borrowings                                $3,437,000     $6,350,000
                                                    =========      =========

The maturities of debt as of December 31, 2000 are as follows:

                      2001                         $1,987,000
                      2002                            200,000
                      2003                            200,000
                      2004                            200,000
                      2005                            200,000
                      Thereafter                      650,000
                                                    ---------

                      Total                        $3,437,000
                                                    =========


NOTE 11   OTHER INCOME:

During 1999, the Bank entered into an agreement with its former President whereby this individual reimbursed the Bank for certain prior bank expenditures and certain costs associated therewith. The prior bank expenditures relate to direct purchases and credit card charges that were not found to have adequate documentation to support the business purpose of the expenditure. These items total $96,000 and $155,000 for the years ended December 31, 2000 and 1999, respectively. The former President also reimbursed legal and accounting fees incurred by the Bank in regards to these matters in the amount of $9,000 and $34,000 for the years ended December 31, 2000 and 1999, respectively. Additionally, the former President agreed to forego deferred incentive compensation amounting to $78,000, this amount being reflected in Other Income in 1999.

During 1999, the Bank received equity securities resulting from the demutualization of a life insurance company. This resulted in the securities being recognized at fair value on date of receipt. Other income includes $148,000 to reflect this gain.

NOTE 12   OTHER EXPENSES:

Other expenses in the consolidated statement of income includes the following components:

                                                       2000          1999

Supplies and printing                              $  159,000    $  209,000
Directors fees                                        131,000       101,000
Professional fees                                     196,000       133,000
Life insurance                                        100,000        95,000
Other                                                 891,000       875,000
                                                    ---------     ---------

   Total                                           $1,477,000    $1,413,000
                                                    =========     =========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   INCOME TAXES:

The components of income tax expense are as follows:

                                                        2000         1999

Current income tax expense                         $  596,000     $ 583,000
Deferred income taxes                                  54,000        76,000
                                                    ---------      --------

   Income Tax Expense                              $  650,000     $ 659,000
                                                    =========      ========

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

                                                       2000          1999
Income taxes computed at the applicable
   federal income tax rate                         $  695,000     $ 685,000
Increase (decrease) resulting from:
   Tax-exempt municipal income                        (48,000)      (71,000)
   Other                                                3,000        45,000
                                                    ---------      --------

   Income Tax Expense                              $  650,000     $ 659,000
                                                    =========      ========

At December 31, the net deferred tax asset was made up of the following:

                                                        2000         1999
Deferred Tax Assets:
   Provision for loan losses                       $  271,000     $ 109,000
   Deferred compensation                              123,000       105,000
   Securities available for sale                       16,000         5,000
                                                    ---------      --------

   Total                                              410,000       219,000
                                                    ---------      --------

Deferred Tax Liabilities:
   Depreciation                                       134,000       130,000
   Cash surrender value of life insurance              50,000        38,000
   Securities available for sale                      254,000        20,000
   Other                                                7,000         7,000
                                                    ---------      --------

   Total                                              445,000       195,000
                                                    ---------      --------

   Net Deferred Tax Asset (Liability)              $  (35,000)    $  24,000
                                                    =========      ========

The deferred tax effects of temporary differences are as follows:

                                                        2000         1999

   Provision for loan losses                       $ (162,000)    $  (2,000)
   Deferred compensation                              (18,000)       50,000
   Securities available for sale                      223,000        14,000
   Depreciation                                         4,000        15,000
   Cash surrender value of life insurance              12,000        10,000
   Other                                                            (11,000)
                                                    ---------      --------

   Deferred Income Taxes                           $   59,000     $  76,000
                                                    =========      ========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14    DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2001, maximum amount of dividends the Bank can pay to the Company is $499,000, without requesting permission from the Federal Reserve Bank.

NOTE 15    REGULATORY MATTERS:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, the most recent notification from the institution's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented below: (in thousands)

                                                    For Capital         To Be Well
                                    Actual       Adequacy  Purposes      Capitalized
                              Amount    Ratio     Amount    Ratio      Amount    Ratio


As of December 31, 2000:
   Total Capital (to Risk
     Weighted Assets)         $ 8,992   13.5%     $ 5,345   => 8.0%    $ 6,681  =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)           8,155   12.2%       2,672   => 4.0%      4,008  => 6.0%
   Tier I Capital (to Average
     Assets)                    8,155    8.4%       2,902   => 3.0%      4,837  => 5.0%

As of December 31, 1999:
   Total Capital (to Risk
     Weighted Assets)         $ 9,160   14.9%     $ 4,932   => 8.0%    $ 6,165  =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)           8,391   13.7%       2,457   => 4.0%      3,686  => 6.0%
   Tier I Capital (to Average
     Assets)                    8,391    9.0%       2,827   => 3.0%      4,712  => 5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16    LENDING COMMITMENTS:

The contract or notional amount of financial instruments with off-balance sheet risk are as follows:

                                                       2000         1999

Lines of Credit (commercial and personal)          $ 2,670,000   $2,731,000
Loan commitments and letters of credit
   (commercial and personal)                           543,000      845,000
Credit card unused credit limits                     2,716,000    2,128,000


NOTE 17    TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions to such related parties are shown in the following schedule:

                                                        2000         1999

Total loans, beginning of year                       $ 526,000   $  331,000
New loans                                               20,000      265,000
Payments                                              (139,000)     (70,000)
                                                      --------    ---------

   Total Loans, End of Year                          $ 407,000   $  526,000
                                                      ========    =========


NOTE 18    SUPPLMENTAL CASH FLOW DISCLOSURES:

In conjunction with the acquisition of Valley Finance, the following assets and liabilities were assumed:

Loans, net                                         $ 3,548,000
Goodwill                                               403,000
Other assets                                           210,000
Long-term debt                                      (2,312,000)
Short-term debt                                       (450,000)
Accrued expenses                                      (102,000)
                                                    ----------

   Cash Paid to Acquire Valley Finance             $ 1,297,000
                                                    ==========

Interest paid during 2000 and 1999 amounted to $3,192,000 and $2,910,000, respectively.

Income taxes paid amounted to $761,000 and $634,000 for 2000 and 1999, respectively.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

Estimated fair value and the carrying value of financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                        2000                  1999
                                        ----                  ----
                                Estimated   Carrying    Estimated  Carrying
                               Fair Value    Value     Fair Value    Value

Financial Assets

   Cash                        $   4,643  $   4,643   $   5,199  $    5,199
   Federal funds sold                110        110       2,215       2,215
   Interest bearing deposits          47         47       4,536       4,536
   Securities available
     for sale                     11,277     11,277      11,628      11,628

   Securities held to maturity     2,004      1,983       3,541       3,557
   Loans                          73,966     76,942      64,166      69,252
   Accrued interest receivable       641        641         560         560

Financial Liabilities
   Demand Deposits:
     Non-interest bearing         13,706     13,706      12,246      12,246
     Interest bearing              9,880      9,880      10,516      10,516
   Savings deposits                9,139      9,139      10,412      10,412
   Time deposits                  51,457     51,020      49,398      49,265
   Treasury tax and loan
     account                          60         60          77          77

   Borrowings                      3,423      3,437       6,253       6,350


The carrying value of cash and cash  equivalents,  other  investments,  deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2000 and 1999.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

ASSETS                                               2000           1999

   Cash and cash equivalents                     $   979,440    $   415,744
   Investment in subsidiary                        8,523,736      8,024,770
   Securities available for sale                   1,357,295      1,471,359
   Due from subsidiaries                                            206,485
   Bank premises and equipment, net                1,069,827      1,095,785
   Income tax refund                                 192,308         14,850
                                                  ----------     ----------

     Total Assets                                $12,122,606    $11,228,993
                                                  ==========     ==========

LIABILITIES

   Dividends payable                             $              $   169,791
   Deferred income taxes                             273,650        229,178
   Due to subsidiaries                                95,573
   Other liabilities                                     421            481
                                                  ----------     ----------

     Total Liabilities                               369,644        399,450
                                                  ----------     ----------

STOCKHOLDERS' EQUITY

   Common stock                                      558,058        560,835
   Retained earnings                              10,903,051     10,274,779
   Accumulated other comprehensive income            291,853         (6,071)
                                                  ----------     ----------

   Total Stockholders' Equity                     11,752,962     10,829,543
                                                  ----------     ----------

   Total Liabilities and Stockholders' Equity    $12,122,606    $11,228,993
                                                  ==========     ==========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                STATEMENTS OF NET INCOME AND RETAINED EARNINGS

INCOME                                               2000           1999

   Dividends from affiliate                      $   935,863    $ 1,500,178
   Interest income                                    17,556          1,827
   Dividend income                                    23,774         18,478
   Security gains                                    327,412          3,768
   Rent income                                        82,874         82,874
   Other income                                        8,969        150,384
                                                  ----------     ----------

   Total Income                                    1,396,448      1,757,509
                                                  ----------     ----------

EXPENSES

   Occupancy expenses                                 39,972         39,911
   Furniture and equipment expenses                   16,607          9,112
   Other operating expenses                           97,934         54,651
                                                  ----------     ----------

   Total Expenses                                    154,513        103,674
                                                  ----------     ----------

Net income before income tax expense and
   increase (decrease) in undistributed
   equity of affiliates                            1,241,935      1,653,835

INCOME TAX EXPENSE                                  (110,000)       (47,361)
                                                  ----------     ----------

Net income before increase (decrease)
   in undistributed income of affiliates           1,131,935      1,606,474

Increase (decrease) in undistributed
   income of affiliates                              260,926        (64,055)
                                                  ----------     ----------

   NET INCOME                                      1,392,861      1,542,419

Retained earnings, beginning of year              10,274,779     10,351,815
Dividends on common stock                           (670,835)      (643,064)
Retirement of common stock                           (93,754)      (976,042)
Other                                                                  (349)
                                                  ----------     ----------

Retained Earnings, End of Year                   $10,903,051    $10,274,779
                                                  ==========     ==========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS

                                                      2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                      $1,392,861    $1,542,419
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Undistributed subsidiary income               (261,280)       64,055
       Gain on sale of securities                    (327,412)       (3,768)
       Depreciation                                    39,971        39,912
       Decrease (increase) in due from subsidiary     302,058      (206,485)
       Increase in other receivables                 (177,458)       (7,621)
       Increase (decrease) in accrued expenses          7,842          (333)
                                                    ---------     ---------

   Net Cash Provided by Operating Activities          976,582     1,428,179
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available
     for sale                                       2,300,635       970,807
   Purchase of securities available for sale       (1,762,002)     (832,879)
   Purchase of fixed assets                           (14,013)       (1,566)
                                                    ---------     ---------

   Net Cash Provided by Investing Activities          524,620       136,362
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common stock                           (96,531)   (1,009,112)
   Dividends paid in cash                            (840,975)     (474,207)
                                                    ---------     ---------

   Net Cash Used in Financing Activities             (937,506)   (1,483,319)
                                                    ---------    ----------

Net Increase in Cash and Cash Equivalents             563,696        81,222

Cash and Cash Equivalents, Beginning of Year          415,744       334,522
                                                    ---------     ---------

Cash and Cash Equivalents, End of Year             $  979,440    $  415,744
                                                    =========     =========

Item 8.  Changes in and Disagreements with Accountants

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
        Section 16(a) Beneficial Ownership Reporting Compliance

     The following table sets forth information with respect to the directors and executive officers of the Holding Company.

                                  Term            Principal Occupation
  Directors            Age       Expires         During Past Five Years

Robert E. Long         70         2003          Real  estate  agent.  Director
                                                since  1989  and of  the  Bank
                                                since 1989.

Kyle Miller            66         2003          Retired   State   Police   and
                                                Business Manager.  Director
                                                since 1986 and of the Bank
                                                since 1986.

Patricia G. Baker      58         2003          Retired     bank      officer.
                                                Director  since  1989  and  of
                                                the Bank since 1989.

Thomas R. Rosazza      59         2001          President,   Holding   Company
                                                and Bank  Director  since 1984
                                                and of the Bank since 1973.

David N. Slye          48         2001          Insurance   agent.    Director
                                                since  1996  and of  the  Bank
                                                since 1996.

Harry F. Louderback    60         2001          Farmer/retired    from    FBI.
                                                Director  since  1998  and  of
                                                the Bank since 1998.

Louis L. Bosley        69         2002          Businessman  -  auto  service.
                                                Director  since  1984  and  of
                                                the Bank since 1976.

Mark N. Reed           43         2002          Attorney   at  Law.   Director
                                                since  1994  and of  the  Bank
                                                since 1994.

E. Powell Markowitz    49         2002          Businessman-Hotel/Restaurant
                                                Director  since  1999  and  of
                                                the Bank since 1999.

Other Executive
  Directors            Age

Ronald R. Diehl        54                       Senior     Vice     President/
                                                Commercial  Lending,   Pioneer
                                                Bank.

Brenda B. Kite         53                       Senior   Vice   President/CFO,
                                                Pioneer Bank.


Betty J. Purdham       52                       Senior     Vice     President/
                                                Operations-Consumer   Lending,
                                                Pioneer Bank.

     The   Board  of   Directors   has   five   standing   committees,   namely;
Personnel/Compensation,    Merger/Acquisition,   Audit/Compliance,   Shareholder
Relations and Strategic Planning.

Section 16(a)  Beneficial Ownership Reporting Compliance

     Based on a review of report of changes in beneficial ownership of Common Stock and written representations furnished to the Bank, the Bank believes its officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2000, except for one late report for Mrs. Baker.

Item 10. Executive Compensation

Summary

     The following table sets forth a summary of certain information concerning the compensation paid by the Holding Company and the Bank for services rendered in all capacities during the year to the President and Chief Executive Officer of the Bank. No other executive officer of the Holding Company and/or Bank had total compensation during the fiscal year which exceeded $100,000.

Summary Compensation Table

                                                 Annual Compensation (1)
Name and Principal Position      Year         Salary     Bonus      Other

Thomas R. Rosazza, President     2000        $ 89,042   $45,000   $   None
                                 1999          77,917    30,000       None

(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

     Directors of the Holding Company receive a fee of $150 for each meeting of the Board of Directors they attend and $150 for each Board committee meeting they attend.

Item 11.Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 24, 2001, certain information with respect to the beneficial ownership of the Holding Company's common stock, par value $.50 per share ("Common Stock"), held by each director of the Holding Company, the executive officers and by the directors and all executive officers as a group.

     As of March 24, 2001, the Holding Company is not aware of any beneficial owners of 5% or more of the Holding Company's common stock except for the Pioneer Bankshares, Inc. Employee Stock Ownership Plan ("ESOP"). As of March 24, 2001, the ESOP held 83,717 (7.50%) shares of common stock. Employees have voting rights for the shares of common stock allocated to them by the ESOP.

                              Amount and Nature of
     Directors               Beneficial Ownership (1)       Percent of Class

Patricia G. Baker                     15,956                       1.43%
108 Running Pine Road
Stanley, VA  22851

Louis L. Bosley                       22,850                       2.05%
135 S. Bosley Drive
P.O. Box 190
Stanley, VA  22851

                              Amount and Nature of
     Directors               Beneficial Ownership (1)       Percent of Class

Robert E. Long, Chairman              11,710                       1.05
123 Valley Drive
Luray, VA  22835

Harry F. Louderback                   17,710                       1.59%
1001 Old Farm Road
Shenandoah, VA  22849

E.Powell Markowitz                     1,430                       *
270 Circle View Road
Luray, VA  22835

Kyle L. Miller                        10,130                       *
1394 Aylor Grubbs Avenue
Stanley, VA  22851

Mark N. Reed                           3,680                       *
P.O. Box 766
Luray, VA  22835

Thomas R. Rosazza, President          16,562                       1.48%
P.O. Box 96
Shenandoah, VA  22849

David N. Slye                          1,230                       *
1908 Bixler Ferry Road
Luray, VA  22835


All Directors and Executive
    Officers as a Group              101,258                       9.07%

                                                         Less than 1%*

(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group.

Item 12.    Certain Relationships and Related Transactions

     During 2000, the Bank extended credit to its directors. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable credits on terms that do not involve more than the normal risk or collectibility or present other unfavorable features.

Item 13. Exhibits and Reports on 8-K

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

              3   ii Bylaws of Pioneer  Bankshares,  Inc. are  incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

              21     List of Subsidiaries of the Small Business Issuer.

              23     Consent of Certified Public Accountant attached.

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

                                    SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Pioneer Bankshares, Inc.



                                By:  THOMAS R. ROSAZZA
                                     ------------------------------------------
                                     Thomas R. Rosazza
                                     President



                                By:  BRENDA KITE
                                     ------------------------------------------
                                     Brenda Kite
                                     Vice President and Chief Executive Officer

Date: March 30, 2001