Form 10QSB
period 2001-03-31
PIONEER BANKSHARES INC/VA
filed 2001-05-15
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
  March 31, 2001


                            Pioneer Bankshares, Inc.

       Virginia                                               54-1278721
------------------------                                    --------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                              263 East Main Street
                                 P. O. Box 10
                             Stanley, Virginia 22851

                                (540) 778-2294
                          -------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at March 31, 2001
------------------------                        -----------------------------
Common Stock, par value - $.50                            1,116,109 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----      ----

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2001 and 2000                                2

           Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000                                            3

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months Ended March 31, 2001 and 2000          4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2001 and 2000                                5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8


PART II    OTHER INFORMATION                                           15

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       15

Item 3.    Defaults upon Senior Securities                             15

Item 4.    Submission of Matters to a Vote of Security Holders         15

Item 5.    Other Information                                           15

Item 6.    Exhibit and Reports on Form 8K                              15


           SIGNATURES                                                  16

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2001          2000
Interest and Dividend Income:
   Loans including fees                             $    2,118    $   1,723
   Debt securities - taxable                               156          198
   Debt securities - nontaxable                             35           33
   Deposits and federal funds sold                          40           44
   Equity securities                                         1           17
                                                     ---------     --------

   Total Interest and Dividend Income                    2,350        2,015
                                                     ---------     --------

Interest Expense:
   Deposits                                                837          739
   Borrowings                                               49           75
                                                     ---------     --------

   Total Interest Expense                                  886          814
                                                     ---------     --------

Net Interest Income                                      1,464        1,201
Provision for loan losses                                  158           15
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,306        1,186
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     141          128
   Other income                                             97          217
   Gain on security transactions                           357          209
                                                     ---------     --------

   Total Noninterest Income                                595          554
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   503          425
   Occupancy expenses                                       69           55
   Equipment expenses                                      112           98
   Other expenses                                          427          376
                                                     ---------     --------

   Total Noninterest Expenses                            1,111          954
                                                     ---------     --------

Income before Income Taxes                                 790          786
Income Tax Expense                                         272          272
                                                     ---------     --------

Net Income                                          $      518    $     514
                                                     =========     ========

Earnings Per Share
   Net income                                      $      0.46   $     0.46
                                                    ==========    =========

Weighted Average Shares Outstanding                  1,116,116    1,120,182
                                                     =========    =========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,   December 31,
                                                        2001          2000
ASSETS

Cash and due from banks                              $   5,499    $   4,643
Federal funds sold                                       5,260          110
Interest bearing deposits in banks                          52           47
Investment securities
   Held to maturity                                      1,349        1,984
   Available for sale                                    9,812       11,277
Loans receivable, net of allowance for loan
   losses of 1,081 and 992 respectively                 77,270       76,942
Bank premises and equipment, net                         2,935        2,810
Other assets                                             2,434        2,386
Goodwill                                                   392          399
                                                      --------     --------

   Total assets                                      $ 105,003    $ 100,598
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  15,347    $  13,778
   Interest bearing
      Demand                                            10,188        9,879
      Savings                                            9,289        9,275
      Time deposits over $100,000                        7,499        6,997
      Other time deposits                               46,500       43,886
                                                      --------     --------

   Total Deposits                                       88,823       83,815

Accrued expenses and other liabilities                   1,825        1,593
Borrowings                                               2,443        3,437
                                                      --------     --------

   Total Liabilities                                    93,091       88,845
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares
   outstanding 1,116,109 for the current
   period and prior year                                   558          558
Retained earnings                                       11,310       10,903
Accumulated other comprehensive income                      44          292
                                                      --------     --------

   Total Stockholders' Equity                           11,912       11,753
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 105,003    $ 100,598
                                                      ========     ========

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31,
                                                       2001         2000

Balance, beginning of period                       $  11,753     $  10,830

Comprehensive Income:

   Net income for period                           $     518     $     514
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                               (248)          (44)
                                                    --------      --------

   Total Comprehensive Income                            270           470

Dividends declared                                      (111)         (336)
Retirement of common stock                                             (95)
                                                    --------      --------

Balance, end of period                             $  11,912     $  10,869
                                                    ========      ========

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2001         2000
Cash Flows from Operating Activities:
   Net income                                          $   518     $   514
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         158          15
         Depreciation                                       62          71
         Net Accretion/Amortization of securities            5          13
         Gain on sale of securities                       (357)       (209)
         Net change in:
            Accrued income                                 (55)        (40)
            Other assets                                    30        (286)
            Accrued expense and other liabilities          280         (10)
                                                      --------    --------

   Net Cash Provided by Operating Activities               641          68
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (5,150)     (1,395)
   Net increase (decrease) in interest
      bearing deposits                                      (5)      4,412
   Proceeds from maturities and sales
      of securities available for sale                   2,302         559
   Proceeds from maturities and calls
      of securities held to maturity                       637          41
   Purchase of securities available for sale              (895)       (874)
   Net increase in loans                                  (486)     (1,233)
   Purchase of bank premises and equipment                (194)        (52)
   Investment in life insurance policies                    (9)         (9)
                                                      --------    --------

   Net Cash Provided by (Used in)
      Investing Activities                              (3,800)      1,449
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                        1,892       1,679
      Time deposits                                      3,116       1,099
      Short-term borrowings                                            (47)
   Curtailments of borrowings                             (994)     (4,550)
   Purchase and subsequent retirement of
      common stock                                                     (95)
   Dividends paid                                            1        (394)
                                                      --------    --------

   Net Cash Provided by (Used in)
      Financing Activities                               4,015      (2,308)
                                                      --------    --------

Cash and Cash Equivalents
   Net increase (decrease) in cash and
      cash equivalents                                     856        (791)
   Cash and Cash Equivalents, beginning of year          4,643       5,199
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   5,499   $   4,408
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $     819   $     801
      Income taxes                                   $           $      13

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and March 31, 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2001 and December 31, 2000 follows:

                                              2001                2000
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            U.S. Treasury and agency
              obligations              $    251 $    255   $   752  $   754
            State and municipal             861      869       956      973
            Mortgage-backed securities      237      241       276      278
                                        -------  -------    ------   ------

            Total                      $  1,349 $  1,365   $ 1,984  $ 2,005
                                        =======  =======    ======   ======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $  7,658 $  7,728   $ 8,311  $ 8,297
            Municipal Securities          1,655    1,651     1,655    1,623
            Equity Securities               433      433       838    1,357
                                        -------  -------    ------   ------

            Total                      $  9,746 $  9,812   $10,804  $11,277
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                     March 31,   December 31,
                                                        2001         2000

         Real estate loans                            $ 55,443    $ 55,316
         Commercial and industrial loans                 4,223       4,437
         Loans to individuals, primarily
            collateralized by autos                     20,114      19,361
         All other loans                                 1,009       1,143
                                                       -------     -------

            Total Loans                                 80,789      80,257

         Less unearned discount                         (2,437)     (2,323)
                                                       -------     -------

         Loans, less unearned discount                  78,352      77,934

         Less allowance for loan losses                 (1,082)       (992)
                                                       -------     -------

            Net Loans Receivable                      $ 77,270    $ 76,942
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000 follows:

                                                          2001        2000

         Balance, beginning of period                 $    992    $    779
         Provision charged to operating expenses           158          15
         Recoveries of loans charged off                    72          17
         Loans charged off                                 141          76
                                                       -------     -------

         Balance, End of Period                       $  1,081    $    735
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

In the first quarter of 2001, net income including securities transactions increased $4,000 (0.78%) when compared with the first quarter of 2000. Earnings per share remained at $.46 per share. After tax gain on sale of securities increased income in 2001 by $89,000 and the Company's small loan subsidiary added $30,000 to net income.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $264,000 or 21.60% in the first quarter of 2001 compared to the first quarter of 2000. During the later part of 2000, the Bank purchased a small loan company that charges higher rates due to the higher risk in their loans. Credit card rates also increased in 2001 from their low introductory rate in 2000. The rate paid on borrowings has continually decreased in 2001 as the Federal Funds and Prime rates have decreased.

The $264,000 increase in net interest income is primarily attributable to an increase in net earning assets (i.e. volume increases), and an increase in the net yield on earning assets.

As shown in Table I, interest expense on Borrowings amounted to $49,000 in the first quarter of 2001 compared to $75,000 in the first quarter of 2000. This was a result of a decrease in borrowings and a decrease in the rates paid. Interest expense on time deposits increased in the first quarter due to an increase in deposit volume and rate.

The provision for loan losses increased $143,000 in the first quarter of 2001 compared to the first quarter of 2000. The increase is due to the Bank's purchase of Valley Finance Service. Due to the nature of a finance company, there is higher risk associated with the loan portfolio and an increased provision for losses is necessary. Of the current provision, $97,000 related to Valley Finance Service.

In the first three months of 2001, noninterest income increased $41,000 and from
 .64% to .76% of average assets. An increase in securities gains accounted for $148,000 of the total. Other Income decreased $120,000 in the first quarter of 2001 due to the following unusual income of $173,000 in 2000: an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, recognition of receipt of $95,000 from the company's former president (of which $7,000 was used to offset expenses incurred in the current period) and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000.

Noninterest expense increased $157,000 (16.46%). Salaries and benefits accounted for $78,000 of this total. This increase resulted from the addition of Valley Finance Service employees and employees for the Bank's new branch office. Equipment expense increased by $14,000 (14.29%) due to increased depreciation and repairs and maintenance. Approximately $20,000 of the $51,000 increase in other expenses is attributable to the recently purchased small loan company's expenses. Additional expenses were incurred relating to the new branch which opened on April 9, 2001. Noninterest expense increased from 3.84% of average assets to 4.16%.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March 31, 2001, the market value of all securities available for sale was above their amortized cost by $66,000 ($44,000 after the consideration of income taxes). This is the result of a decrease in the unrealized gain on equity investments and an increase in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 15.84% in the first quarter of 2001. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 4.41% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value. Due to the uncertainty in the stock market, the Company substantially reduced its investment in equity securities and generated realized gains of $357,000.

Loan Portfolio

The Company operates in an agriculturally dominated area which includes the counties of Shenandoah, Page, and Rockingham in the western portion of Virginia. The new branch in Standardsville will extend the Company's market area to include Green County. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

The first three months of 2001 resulted in a $486,000 increase in the loan portfolio. Loan demand continued to be good during the first quarter of 2001, however, several large commercial and real estate loans were paid off. The information detailing loans is shown in a note to the consolidated financial statement.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $487,000 at March 31, 2001 compared to $389,000 at December 31, 2000. A majority of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2001 not included in the past due or nonaccrual status.

As of March 31, 2001 the Company did not hold any real estate that was acquired through foreclosure.


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

The provision for loan losses and changes in the allowance for loan losses are shown in Note 4 to the financial statements.

The allowance for loan losses of $1,081,000 at March 31, 2001 was up $90,000 from its level at December 31, 2000. The allowance was equal to 1.38% and 1.27% of total loans at March 31, 2001 and December 31, 2000, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential loan losses in its entire portfolio, including loans, credit related commitments and other financial instruments. Of the total provision for loan losses of $158,000, $97,000 related to loans of the small loan subsidiary. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated losses inherent in the Company's portfolio.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 5.98% in the first quarter of 2001. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits.

Borrowings

At December 31, 2000, the Company had $700,000 outstanding on a line of credit from the FHLB. The loan was repaid in the first quarter of 2001.

At March 31, 2001, the Company had $1,600,000 borrowed from the FHLB on a fixed rate basis and Valley Finance Service had $843,000 in bonds outstanding. The Company anticipates redeeming the bonds in June, 2001, when they mature.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2001, the Company's total risk based capital and total capital to total assets ratios were 13.53% and 12.27%, respectively. Both ratios are in excess of regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the Federal Home Loan Bank of Atlanta and correspondent banks. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund most of the net increase in loans and investment securities.

Interest Rate Sensitivity

Liquidity as of March 31, 2001 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2001, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2001.

As of March 31, 2001, the Company had a cumulative Gap Rate Sensitivity Ratio of (35.01%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Stock Repurchase

On March 31, 2000, the Company purchased 5,416 shares of stock for $94,780 ($17.50 per share) from its former president as part of an agreement entered into with the former president. The repurchased shares have been retired.

Effect of Proposed Accounting Standards

Other assets contains $392,000 of goodwill attributable to the purchase of the Bank's small loan subsidiary, which is being amortized over fifteen years. The Financial Accounting Standards Board ("FASB") anticipates establishing new accounting principles for intangibles and goodwill in the second quarter of 2001. The new principles will probably require that goodwill not be amortized, however, it would be tested for impairment and adjusted to fair value using one of several valuation methods. Management anticipates that the goodwill, related to the above purchase, would be valued before December 31, 2001 and adjusted if appropriate.

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company's financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                           March 31,2001                 March 31,2000

                     Average  Income/              Average  Income/
                     Balance  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 3,784   $   94    9.94%     $ 3,824   $  101   10.56%
    Real estate      56,194    1,244    8.86%      54,030    1,151    8.52%
    Installment      17,309      726   16.78%      11,562      422   14.60%
    Credit Card       1,021       54   21.16%       1,011       49   19.39%
  Federal funds
    sold              3,108       40    5.15%       3,108       44    5.66%
  Interest bearing
    deposits             58        1    6.90%       1,388       17    4.90%
  Investments
    Taxable 3         9,627      160    6.66%      13,143      202    6.16%
    Nontaxable 2      2,411       53    8.80%       2,684       50    7.45%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             93,512    2,372   10.15%      90,750    2,036    8.98%
                     ------    -----   -----       ------    -----   -----

Interest Expense
  Demand deposits    24,608       44    0.72%      22,759       43    0.76%
  Savings             9,112       41    1.80%      10,249       48    1.87%
  Time deposits      52,921      752    5.68%      49,887      648    5.20%
  Borrowings          2,500       49    7.84%       3,173       75    9.45%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $89,141   $  886    3.98%     $86,068   $  814    3.78%
                     ======    =====   =====       ======    =====   =====

Net Interest Margin 1          1,486                         1,222
                              ======                        ======

Net yield on interest
  earning assets                        6.36%                         5.39%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2001
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans:
Commercial             $ 2,013  $   811  $   377  $   131  $        $ 3,332
Installment                401      722   17,677      612            19,412
Real estate              1,869    4,098   14,440   36,049            56,456
Credit Card                                  986                        986
Interest bearing
   bank deposits            52                                           52
Investment securities               501    4,909    5,318      433   11,161
Federal funds sold       5,260                                        5,260
                        ------   ------   ------   ------   ------   ------

Total                    9,595    6,132   38,389   42,110      433   96,659
                        ------   ------   ------   ------   ------   ------

Sources of Funds:

Interest bearing
   demand deposits      10,188                                       10,188
Regular savings          9,289                                        9,289
Certificates of deposit
   $100,000 and over       945    3,104    3,450                      7,499
Other certificates
   of deposit            9,355   14,539   22,606                     46,500
Borrowings                 893      150      800      600             2,443
                        ------   ------   ------   ------   ------   ------

Total                   30,670   17,793   26,856      600            75,919

Discrete Gap           (21,075) (11,661)  11,533   41,510      433   20,740

Cumulative Gap         (21,075) (32,736) (21,203)  20,307   20,740

Ratio of Cumulative
   Gap To Total
   Earning Assets       (22.54%) (35.01%) (22.67%)  21.72%   22.18%

Part II Other Information

Item 1   Legal Proceedings                  Not applicable

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -              Not applicable

Item 5.  Other Information -                Not Applicable

Item 6.  Exhibits and Reports on 8-K

         (a)   Exhibits

               3i Articles of Incorporation of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

               3ii Bylaws of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K for the quarter ending March 31, 2001.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



                                 THOMAS R. ROSAZZA
                                 ---------------------------------
                                 Thomas R. Rosazza
                                 President



                                 BRENDA KITE
                                 ---------------------------------
                                 Brenda Kite
                                 Vice President and Chief Financial Officer


Date     May 14, 2001
      ------------------