Form 10QSB
period 2001-06-30
PIONEER BANKSHARES INC/VA
filed 2001-07-23
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
 June 30, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at June 30, 2001
------------------------                         ----------------------------
Common Stock, par value - $.50                            1,116,109 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----      ----

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended June 30, 2001 and 2000                                 2

           Consolidated Statements of Income - Six Months
           Ended June 30, 2001 and 2000                                 3

           Consolidated Balance Sheets - June 30, 2001 and
           December 31, 2000                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 2001 and 2000             5

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2001 and 2000                                 6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       17

Item 3.    Defaults upon Senior Securities                             17

Item 4.    Submission of Matters to a Vote of Security Holders         17

Item 5.    Other Information                                           17

Item 6.    Exhibit and Reports on Form 8K                              17


           SIGNATURES                                                  18

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            June 30,
                                                        2001          2000
Interest and Dividend Income:
   Loans including fees                             $    2,141    $   1,779
   Debt securities - taxable                               131          200
   Debt securities - nontaxable                             26           37
   Deposits and federal funds sold                          74           35
   Equity securities                                         4            2
                                                     ---------     --------

   Total Interest and Dividend Income                    2,376        2,053
                                                     ---------     --------

Interest Expense:
   Deposits                                                850          750
   Borrowings                                               75           28
                                                     ---------     --------

   Total Interest Expense                                  925          778
                                                     ---------     --------

Net Interest Income                                      1,451        1,275
Provision for loan losses                                  119           15
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,332        1,260
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     164          138
   Other income                                             15           51
   Gain (loss) on security transactions                    (15)         127
                                                     ---------     --------

   Total Noninterest Income                                164          316
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   520          443
   Occupancy expenses                                       66           56
   Equipment expenses                                      112          103
   Other expenses                                          355          382
                                                     ---------     --------

   Total Noninterest Expenses                            1,053          984
                                                     ---------     --------

Income before Income Taxes                                 443          592
Income Tax Expense                                         143          187
                                                     ---------     --------

Net Income                                          $      300    $     405
                                                     =========     ========

Per Share Data
   Net income                                       $      0.27   $     0.36
                                                     ==========    =========
   Dividends                                        $      0.10   $     0.10
                                                     ==========    =========

Weighted Average Shares Outstanding                   1,116,109    1,116,254
                                                      =========    =========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        2001          2000
Interest and Dividend Income:
   Loans including fees                             $    4,259    $   3,502
   Debt securities - taxable                               287          398
   Debt securities - nontaxable                             61           70
   Deposits and federal funds sold                         114           79
   Equity securities                                         5           19
                                                     ---------     --------

   Total Interest and Dividend Income                    4,726        4,068
                                                     ---------     --------

Interest Expense:
   Deposits                                              1,687        1,489
   Borrowings                                              124          103
                                                     ---------     --------

   Total Interest Expense                                1,811        1,592
                                                     ---------     --------

Net Interest Income                                      2,915        2,476
Provision for loan losses                                  277           30
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       2,638        2,446
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     305          266
   Other income                                            112          268
   Gain on security transactions                           342          336
                                                     ---------     --------

   Total Noninterest Income                                759          870
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                 1,023          868
   Occupancy expenses                                      135          111
   Equipment expenses                                      224          201
   Other expenses                                          782          758
                                                     ---------     --------

   Total Noninterest Expenses                            2,164        1,938
                                                     ---------     --------

Income before Income Taxes                               1,233        1,378
Income Tax Expense                                         415          459
                                                     ---------     --------

Net Income                                          $      818    $     919
                                                     =========     ========

Per Share Data
   Net income                                       $      0.73   $     0.82
                                                     ==========    =========
   Dividends                                        $      0.20   $     0.40
                                                     ==========    =========

Weighted Average Shares Outstanding                   1,116,109    1,116,254
                                                      =========    =========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,    December 31,
                                                        2001          2000
ASSETS

Cash and due from banks                              $   6,218    $   4,643
Federal funds sold                                       6,080          110
Interest bearing deposits in banks                       4,684           47
Investment securities
   Held to maturity                                      1,325        1,984
   Available for sale                                    7,963       11,277
Loans receivable, net of allowance for loan
   losses of 1,014 and 992 respectively                 78,485       76,942
Premises and equipment                                   2,923        2,810
Other assets                                             2,456        2,386
Goodwill                                                   385          399
                                                      --------     --------

   Total assets                                      $ 110,519    $ 100,598
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  16,619    $  13,778
   Interest bearing
      Demand                                            10,199        9,879
      Savings                                            9,701        9,275
      Time deposits over $100,000                        7,723        6,997
      Other time deposits                               46,799       43,886
                                                      --------     --------

   Total Deposits                                       91,041       83,815

Accrued expenses and other liabilities                   1,298        1,593
Borrowings                                               6,050        3,437
                                                      --------     --------

   Total Liabilities                                    98,389       88,845
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares
   outstanding 1,116,112 and
   for the current period and prior year                   558          558
Retained earnings                                       11,498       10,903
Accumulated other comprehensive income                      74          292
                                                      --------     --------

   Total Stockholders' Equity                           12,130       11,753
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 110,519    $ 100,598
                                                      ========     ========

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                       Six Months Ended
                                                           June 30,
                                                       2001         2000

Balance, beginning of period                       $  11,753     $  10,830

Comprehensive Income:

   Net income for period                                 818           919
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                               (218)          (68)
                                                    --------      --------

   Total Comprehensive Income                            600           851

Dividends declared                                      (223)         (448)
Retirement of common stock                                             (94)
                                                    --------      --------

Balance, end of period                             $  12,130     $  11,139
                                                    ========      ========

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        2001         2000
Cash Flows from Operating Activities:
   Net income                                          $   818     $   919
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         277          30
         Depreciation                                      139         142
         Net Accretion/Amortization of securities           13        (308)
         Gain on sale of securities                       (342)       (336)
         Net change in:
            Accrued income                                  82         (45)
            Other assets                                  (106)       (149)
            Accrued expense and other liabilities         (265)        225
                                                      --------    --------

   Net Cash Provided by Operating Activities               616         478
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (5,970)      1,415
   Net change in interest bearing deposits              (4,637)      4,045
   Proceeds from maturities and sales
      of securities available for sale                   5,216       1,260
   Proceeds from maturities and calls
      of securities held to maturity                       661         189
   Purchase of securities available for sale            (1,934)     (1,134)
   Purchase of securities held to maturity                             (45)
   Net increase in loans                                (1,820)     (2,703)
   Purchase of bank premises and equipment                (266)        (64)
   Investment in life insurance policies                   (18)        (18)
                                                      --------    --------

   Net Cash Provided by (Used in)
      Investing Activities                              (8,768)      2,945
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                        3,587         608
      Time deposits                                      3,639        (137)
   Proceeds from borrowings                              4,500       1,000
   Curtailments of borrowings                           (1,887)     (4,600)
   Purchase and subsequent retirement of
      common stock                                                     (94)
   Dividends paid                                         (112)       (506)
                                                      --------    --------

   Net Cash Provided by (Used in)
      Financing Activities                               9,727      (3,729)
                                                      --------    --------

Cash and Cash Equivalents
   Net increase (decrease) in cash
      and cash equivalents                               1,575        (306)
   Cash and Cash Equivalents, beginning of year          4,643       5,199
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   6,218   $   4,893
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $   1,682   $   1,612
      Income taxes                                   $      54   $     233

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three-month periods and year to date periods ended June 30, 2001 and June 30, 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2001 and December 31, 2000 follows:

                                              2001                2000
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            U.S. Treasury and agency
              obligations              $    251 $    254   $   752  $   754
            State and municipal             861      869       956      973
            Mortgage-backed securities      213      219       276      278
                                        -------  -------    ------   ------

            Total                      $  1,325 $  1,342   $ 1,984  $ 2,005
                                        =======  =======    ======   ======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $  5,151 $  5,236   $ 8,311  $ 8,297
            Municipal Securities          1,655    1,638     1,655    1,623
            Equity Securities               854    1,089       838    1,357
                                        -------  -------    ------   ------

            Total                      $  7,660 $  7,963   $10,804  $11,277
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                      June 30,   December 31,
                                                        2001         2000

         Real estate loans                            $ 54,723    $ 55,316
         Commercial and industrial loans                 4,442       4,437
         Loans to individuals, primarily
            collateralized by autos                     21,995      19,361
         All other loans                                 1,049       1,143
                                                       -------     -------

            Total Loans                                 82,209      80,257

         Less unearned discount                         (2,710)     (2,323)
                                                       -------     -------

         Loans, less unearned discount                  79,499      77,934

         Less allowance for loan losses                 (1,014)       (992)
                                                       -------     -------

            Net Loans Receivable                      $ 78,485    $ 76,942
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2001 and 2000 follows:

                                                          2001        2000

         Balance, beginning of period                 $    992    $    779
         Provision charged to operating expenses           277          15
         Recoveries of loans charged off                   129          17
         Loans charged off                                 384          76
                                                       -------     -------

         Balance, End of Period                       $  1,014    $    735
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

In the first half of 2001, net income including securities transactions decreased $101,000 (10.99%) when compared with the first half of 2000 resulting in a decrease in earnings per share of $.09. Significant changes in the balance sheet included growth in consumer loans and increased borrowing from the Federal Home Loan Bank.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $434,000 or 17.10% in the first half of 2001 compared to the first half of 2000. The increase in net interest income is primarily attributable to an increase in installment loan volume and an increase in the yield on installment loans of 2%. During the later part of 2000, the Bank purchased Valley Finance Service (a small loan company) that charges higher rates due to the higher risk in their loans.

Total interest expense amounted to $1,811 in the first half of 2001 compared to $1,592 in the first half of 2000. Interest expense on time deposits increased in 2001 due to an increase in deposit volume and rates. The rate paid on borrowings increased in 2001 due to bonds outstanding at the Company's small loan subsidiary. These bonds were repaid in June 2001. A detailed Net Interest Margin Analysis is presented as Table I, showing average balances and rates.

The provision for loan losses increased $247,000 in the first half of 2001 compared to the first half of 2000. The increase is due to the Bank's purchase of Valley Finance Service. Due to the nature of a finance company, there is higher risk associated with the loan portfolio and an increased provision for losses is necessary. Of the current provision, $127,000 related to Valley Finance Service.

In the first half of 2001, noninterest income decreased $111,000 and from 2.67% to 2.13% of average assets. Service charge income increased $39,000, however, Other Income decreased $181,000 in the first half of 2001 due to the following unusual income in 2000: an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, an expense reimbursement of $103,000 from the company's former president and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000.

Noninterest expense increased $226,000 (11.66%). Increases in salaries and benefits accounted for $155,000 of this total. This increase resulted from the addition of new employees to staff Valley Finance Service and the Bank's new branch office. Occupancy and equipment expense increased due to increased repairs and maintenance and depreciation of the new Stanardsville branch. Noninterest expense increased from 3.76% of average assets to 4.06%.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June
30, 2001, the market value of all securities available for sale was above their amortized cost by $303,000 ($200,000 after the consideration of income taxes). This is the result of an increase in the unrealized gain on equity investments and an increase in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 29.96% in the first half of 2001. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 13.68% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value. Due to the uncertainty in the stock market, the Company substantially reduced its investment in equity securities in the first quarter and generated realized gains of $357,000.

Loan Portfolio

The Company operates in an agriculturally dominated area which includes the counties of Page, Greene, and Rockingham and the City of Harrisonburg in the western portion of Virginia. The new branch in Stanardsville will extend the Company's market area to include Greene County. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

The first half of 2001 resulted in a $1,565,000 increase in the loan portfolio. Loan demand continued to be good during the first half of 2001, however, several large commercial and real estate loans were paid off at the end of the first quarter. The information detailing loans is shown in a note to the consolidated financial statement.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $865,000 at June 30, 2001 compared to $389,000 at December 31, 2000. The increase is due to a commercial borrower declaring Chapter 7 bankruptcy. A majority of the past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2001 not included in the past due or nonaccrual status.

As of June 30, 2001 the Company did not hold any real estate that was acquired through foreclosure.


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

The allowance for loan losses of $1,014,000 at June 30, 2001 increased $22,000 from its level at December 31, 2000. The allowance was equal to 1.28% and 1.27% of net loans at June 30, 2001 and December 31, 2000, respectively. The Company believes that its allowance should be viewed in its entirety and, therefore, is available for potential loan losses in its entire portfolio, including loans, credit related commitments and other financial instruments. Of the total provision for loan losses of $1,014,000, $321,000 related to loans of the small loan subsidiary. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated losses inherent in the Company's portfolio.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 8.62% in the first half of 2001. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits.

Borrowings

During the second quarter of 2001, the Company borrowed $4,500,000 from the FHLB. The borrowing has a fixed rate of 5.85% and is due in quarterly payments. The Company plans on using the proceeds for capital renovations and to replenish funds expended in the purchase of Valley Finance and acquisition of the Stanardsville branch.

Additionally, the Company has $1,550,000 outstanding on a fixed rate FHLB note. The Company redeemed the bonds outstanding at Valley Finance Service in June 2001.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2001, the Company's total risk based capital and total capital to total assets ratios were 13.33% and 12.2%, respectively. Both ratios are in excess of regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of June 30, 2001.

As of June 30, 2001, the Company had a cumulative Gap Rate Sensitivity Ratio of (27.43%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Stock Repurchase

On March 31, 2000, the Company purchased 5,416 shares of stock for $94,780 ($17.50 per share) from its former president as part of an agreement entered into with the former president. The repurchased shares have been retired.

Effect of Proposed Accounting Standards

Other assets contains $385,000 of goodwill attributable to the purchase of the Bank's small loan subsidiary, which is being amortized over fifteen years. The Financial Accounting Standards Board ("FASB") anticipates establishing new accounting principles for intangibles and goodwill in the second half of 2001. The new principles will probably require that goodwill not be amortized, however, it would be tested for impairment and adjusted to fair value using one of several valuation methods. Management anticipates that the goodwill, related to the above purchase, would be valued before December 31, 2001 and adjusted if appropriate.

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

TABLE I


                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                         Six Months Ended              Six Months Ended
                           June 30, 2001                 June 30, 2000

                     Average  Income/              Average  Income/
                     Balance  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 3,755   $  217   11.56%     $ 3,969   $  211   10.63%
    Real estate      55,920    2,467    8.82%      54,280    2,341    8.63%
    Installment      18,156    1,471   16.20%      11,935      847   14.19%
    Credit Card         991      104   20.99%         998      103   20.64%
  Federal funds
    sold              4,956      114    4.60%       2,680       79    5.90%
  Equity Securities     288        5    3.47%         755       19    5.03%
  Investments
    Taxable 3         8,552      296    6.91%      13,130      407    6.19%
    Nontaxable 2      2,516       92    7.35%       2,829      106    7.50%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             95,134    4,766   10.02%      90,576    4,113    9.08%
                  ---------    -----  ------      ------     -----   -----

Interest Expense
  Demand deposits    10,202       86    1.69%      10,488       86    1.64%
  Savings             9,378       85    1.81%      10,180       95    1.87%
  Time deposits      53,539    1,516    5.66%      49,725    1,308    5.26%
  Borrowings          2,549      124    9.73%       2,499      103    8.24%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $75,668   $1,811    4.79%     $75,892   $1,592    4.37%
                     ======    =====   =====       ======    =====   =====

Net Interest Margin 1          2,955                         2,521
                              ======                         =====

Net yield on interest
  earning assets                        6.21%                         5.57%
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

TABLE I


                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                           June 30, 2001                 June 30, 2000

                     Average  Income/              Average  Income/
                     Balance  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 3,727   $  123   13.20%     $ 4,112   $  110   10.70%
    Real estate      55,650    1,224    8.79%      54,673    1,190    8.71%
    Installment      18,994      745   15.69%      12,166      425   13.97%
    Credit Card         961       50   20.81%         986       54   21.91%
  Federal funds
    sold              6,783       74    4.36%       2,253       35    6.21%
  Interest bearing
    deposits            516        4    3.10%         122        2    6.56%
  Investments
    Taxable 3         7,592      135    7.13%      13,112      205    6.24%
    Nontaxable 2      2,516       39    6.26%       2,981       56    7.52%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             96,739    2,394    9.90%      90,405    2,077    9.19%
                    -------    -----   -----      -------    -----   -----

Interest Expense
  Demand deposits    26,482       42    0.63%      23,963       43    0.72%
  Savings             9,642       44    1.83%      10,111       47    1.86%
  Time deposits      54,151      764    5.64%      49,563      660    5.33%
  Borrowings          2,598       75   11.55%       1,825       28    6.14%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $92,873   $  925    3.98%     $85,462   $  778    3.64%
                     ======    =====   =====       ======    =====   =====

Net Interest Margin 1          1,469                         1,299
                               =====                         =====

Net yield on interest
  earning assets                        6.07%                         5.75%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE II


                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2001
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans:
Commercial             $ 1,305  $ 1,534  $   427  $   176  $        $ 3,442
Installment                295      913   18,930      982            21,120
Real estate              2,566    3,680   13,415   36,404            56,065
Credit Card                                  979                        979
Interest bearing
   bank deposits         4,684                                        4,684
Investment securities               501    2,492    5,206    1,089    9,288
Federal funds sold       6,080                                        6,080
                        ------   ------   ------   ------   ------   ------

Total                   14,930    6,628   36,243   42,768    1,089  101,658
                        ------   ------   ------   ------   ------  -------

Sources of Funds:

Interest bearing
   demand deposits      10,199                                       10,199
Regular savings          9,701                                        9,701
Certificates of deposit
   $100,000 and over       224    4,059    3,440                      7,723
Other certificates
   of deposit            3,639   19,622   23,538                     46,799
Borrowings                 163      488    2,600    2,799             6,050
                        ------   ------   ------   ------   ------   ------

Total                   23,926   24,169   29,578    2,799            80,472

Discrete Gap            (8,996) (17,541)   6,665   39,969    1,089   21,186

Cumulative Gap          (8,996) (26,537) (19,872)  20,097   21,186

Ratio of Cumulative
   Gap To Total
   Earning Assets        -9.30%  -27.43%  -20.54%   20.77%   21.90%

Part II Other Information

Item 1.  Legal Proceedings -                Not Applicable

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -

On May 8, 2001, the Annual Shareholders Meeting was held. At this meeting Thomas
R. Rosazza [votes for 818,547, against 30,774], David N. Slye [votes for 825,045, against 24,276] and Harry F. Louderback [votes for 819,645, against 29,676] were elected to serve as directors. Their term will expire in 2004.

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

              3  ii  Bylaws of Pioneer  Bankshares,  Inc. are  incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending June 30, 2001.

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


Date:  July 23, 2001