Form 10QSB
period 2001-09-30
PIONEER BANKSHARES INC/VA
filed 2001-10-26
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


 For Quarter Ended                           Commission File Number: 0-30541
                                                                     -------
September 30, 2001


                            Pioneer Bankshares, Inc.

Virginia                                                      54-1278721
--------------------------                              ---------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at September 30, 2001
-------------------------                   ---------------------------------
Common Stock, par value - $.50                         1,111,109 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----      ----

                            PIONEER BANKSHARES, INC.

                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended September 30, 2001 and 2000                            2

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2001 and 2000                            3

           Consolidated Balance Sheets - September 30, 2001 and
           December 31, 2000                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2001 and 2000       5

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2001 and 2000                            6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II    OTHER INFORMATION                                           16

Item 1.    Legal Proceedings                                           16

Item 2.    Changes in Securities                                       16

Item 3.    Defaults upon Senior Securities                             16

Item 4.    Submission of Matters to a Vote of Security Holders         16

Item 5.    Other Information                                           16

Item 6.    Exhibit and Reports on Form 8K                              16


           SIGNATURES                                                  17

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                                         Three Months Ended
                                                            September 30,
                                                          2001        2000
Interest and Dividend Income:
   Loans, including fees                              $   2,205   $   1,837
   Debt securities - taxable                                111         200
   Debt securities - nontaxable                              28          33
   Deposits and federal funds sold                           72          17
   Equity securities                                         40           3
                                                       --------    --------

Total Interest and Dividend Income                        2,456       2,090
                                                       --------    --------

Interest Expense:
   Deposits                                                 863         771
   Borrowings                                               132          32
                                                       --------    --------

Total Interest Expense                                      995         803
                                                       --------    --------

Net Interest Income                                       1,461       1,287
Provision for loan losses                                   229          15
                                                       --------    --------

Net interest income after provision
   for loan losses                                        1,232       1,272
                                                       --------    --------

Noninterest Income:
   Service charges on deposit accounts                      158         137
   Other income                                              56          41
   Gain (loss) on security transactions                     (48)         38
                                                       --------    --------

Total Noninterest Income                                    166         216
                                                       --------    --------

Noninterest Expense:
   Salaries and benefits                                    527         448
   Occupancy expenses                                        74          54
   Equipment expenses                                       136         101
   Other expenses                                           399         382
                                                       --------    --------

Total Noninterest Expenses                                1,136         985
                                                       --------    --------

Income before Income Taxes                                  262         503
Income Tax Expense                                           81         157
                                                       --------    --------

Net Income                                           $      181  $      346
                                                       ========    ========

Per Share Information
   Net income                                        $     0.16  $     0.31
                                                       =========   =========
   Dividends                                         $     0.10  $     0.10
                                                      =========   =========

Weighted Average Shares Outstanding                   1,114,044   1,117,559
                                                      =========   =========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)


                                                          Nine Months Ended
                                                            September 30,
                                                          2001        2000
Interest and Dividend Income:
   Loans, including fees                              $   6,464   $   5,339
   Debt securities - taxable                                398         598
   Debt securities - nontaxable                              89         103
   Deposits and federal funds sold                          186          96
   Equity securities                                         45          22
                                                       --------    --------

Total Interest and Dividend Income                        7,182       6,158
                                                       --------    --------

Interest Expense:
   Deposits                                               2,550       2,260
   Borrowings                                               256         135
                                                       --------    --------

   Total Interest Expense                                 2,806       2,395
                                                       --------    --------

Net Interest Income                                       4,376       3,763
Provision for loan losses                                   506          45
                                                       --------    --------

Net interest income after provision
   for loan losses                                        3,870       3,718
                                                       --------    --------

Noninterest Income:
   Service charges on deposit accounts                      463         403
   Other income                                             168         309
   Gain on security transactions                            294         374
                                                       --------    --------

   Total Noninterest Income                                 925       1,086
                                                       --------    --------

Noninterest Expense:
   Salaries and benefits                                  1,550       1,316
   Occupancy expenses                                       209         165
   Equipment expenses                                       360         302
   Other expenses                                         1,181       1,140
                                                       --------    --------

   Total Noninterest Expenses                             3,300       2,923
                                                       --------    --------

Income before Income Taxes                                1,495       1,881
Income Tax Expense                                          496         616
                                                       --------    --------

   Net Income                                        $      999  $    1,265
                                                       ========    ========

Per Share Information
   Net income                                        $     0.90  $     1.13
                                                      =========   =========
   Dividends                                         $     0.30  $     0.50
                                                      =========   =========

   Weighted Average Shares Outstanding                1,115,415   1,117,559
                                                      =========   =========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     September 30,  December 31,
                                                         2001          2000
ASSETS

Cash and due from banks                               $   8,442   $   4,643
Federal funds sold                                        6,470         110
Interest bearing deposits in banks                        4,476          47
Investment securities
   Held to maturity                                         951       1,984
   Available for sale                                     7,796      11,277
Loans receivable, net of allowance for loan
   losses of $1,074 and $992, respectively               84,134      76,942
Premises and equipment                                    3,318       2,810
Other assets                                              2,567       2,386
Goodwill                                                    378         399
                                                       --------    --------

   Total assets                                       $ 118,532   $ 100,598
                                                       ========    ========

LIABILITIES

Deposits
   Noninterest bearing demand                         $  21,222   $  13,778
   Interest bearing
      Demand                                             10,385       9,879
      Savings                                            10,604       9,275
      Time deposits over $100,000                         8,180       6,997
      Other time deposits                                48,506      43,886
                                                       --------    --------

   Total Deposits                                        98,897      83,815

Accrued expenses and other liabilities                    1,624       1,593
Borrowings                                                5,888       3,437
                                                       --------    --------

   Total Liabilities                                    106,409      88,845
                                                       --------    --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares
   outstanding of 1,111,109 and 1,116,112
   for the current period and prior year,
   respectively                                             555         558
Retained earnings                                        11,515      10,903
Accumulated other comprehensive income                       53         292
                                                       --------    --------

   Total Stockholders' Equity                            12,123      11,753
                                                       --------    --------

   Total Liabilities and Stockholders' Equity         $ 118,532   $ 100,598
                                                       ========    ========

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                        Nine Months Ended
                                                          September 30,
                                                        2001         2000

Balance, beginning of period                          $  11,753   $  10,830
                                                       ========    ========

Comprehensive Income:

   Net income for period                              $     999   $   1,265
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                  (239)         39
                                                       --------    --------

   Total Comprehensive Income                               760       1,304

Dividends declared                                         (334)       (560)
Retirement of common stock                                  (56)        (94)
                                                       --------    --------

Balance, end of period                                $  12,123   $  11,480
                                                       ========    ========

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                                         Nine Months Ended
                                                           September 30,
                                                         2001         2000
Cash Flows from Operating Activities:
   Net income                                         $     999   $   1,265
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                506          45
   Depreciation                                             229         213
   Net accretion/amortization of securities                  19          33
   Gain on sale of securities                              (294)       (374)
   Net change in:
      Accrued income                                          5        (154)
      Other assets                                         (117)       (266)
      Accrued expense and other liabilities                  78         217
                                                       --------    --------

   Net Cash Provided by Operating Activities              1,425         979
                                                       --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                      (6,360)      1,975
   Net change in interest bearing deposits
      in banks                                           (4,429)      4,468
   Proceeds from maturities and sales
      of securities available for sale                    6,323       2,650
   Proceeds from maturities and calls
      of securities held to maturity                      1,037         394
   Purchase of securities available for sale             (2,968)     (2,527)
   Net increase in loans                                 (7,698)     (4,352)
   Purchase of bank premises and equipment                 (758)        (84)
   Investment in life insurance policies                    (27)        (27)
                                                       --------    --------

   Net Cash Provided by (Used in) Investing
      Activities                                        (14,880)      2,497
                                                       --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                         9,279       1,158
      Time deposits                                       5,803        (327)
      Proceeds from borrowings                            4,500       2,700
      Curtailments of borrowings                         (2,049)     (7,250)
      Purchase and subsequent retirement of
         common stock                                       (56)        (94)
      Dividends paid                                       (223)       (618)
                                                       --------    --------

   Net Cash Provided by (Used in) Financing
      Activities                                         17,254      (4,431)
                                                       --------    --------

Cash and Cash Equivalents
   Net change in cash and cash equivalents                3,799        (955)
   Cash and Cash Equivalents, beginning of period         4,643       5,199
                                                       --------    --------

   Cash and Cash Equivalents, End of Period           $   8,442   $   4,244
                                                       ========    ========


Supplemental Disclosure of Cash Paid During
  the Year for:
   Interest                                           $   2,733   $   2,144
   Income taxes                                       $     605   $     384

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three month periods and year to date periods ended September 30, 2001 and September 30, 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2001 and December 31, 2000 follows:

                                           2001                  2000
                                   Carrying    Market     Carrying   Market
                                     Value      Value       Value     Value
                                                 (In Thousands)
Securities held to maturity:
   U.S. Treasury and agency
      obligations                  $   250   $    252    $    752   $   754
   State and municipal
      securities                       522        524         956       973
   Mortgage-backed securities          179        185         276       278
                                    ------    -------     -------    ------

   Total                           $   951   $    961    $  1,984   $ 2,005
                                    ======    =======     =======    ======

Securities available for sale:
   U.S. Treasury and agency
      obligations                  $ 5,143   $  5,250    $  8,311   $ 8,297
   Municipal securities              1,816      1,835       1,655     1,623
   Equity securities                   760        711         838     1,357
                                    ------    -------     -------    ------

     Total                         $ 7,719   $  7,796    $ 10,804   $11,277
                                    ======    =======     =======    ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                    September 30,   December 31,
                                                        2001           2000
                                                          (In Thousands)

Real estate loans                                     $ 57,966    $ 55,316
Commercial and industrial loans                          4,918       4,437
Loans to individuals, primarily
   collateralized by autos                              24,495      19,361
All other loans                                          1,014       1,143
                                                       -------     -------

   Total Loans                                          88,393      80,257

Less unearned discount                                  (3,185)     (2,323)
                                                       -------     -------

Loans, less unearned discount                           85,208      77,934

Less allowance for loan losses                          (1,074)       (992)
                                                       -------     -------

   Net Loans Receivable                               $ 84,134    $ 76,942
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 follows:

                                                        2001        2000
                                                          (In Thousands)

Balance, beginning of period                          $    992    $    779
Provision charged to operating expenses                    506          45
Recoveries of loans charged off                            181          71
Loans charged off                                          605         266
                                                       -------     -------

Balance, End of Period                                $  1,074    $    629
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

In the first nine months of 2001, net income including securities transactions decreased $266,000 (21.03%) when compared with the first nine months of 2000. This resulted in a decrease in earnings per share of $.23 per share. Significant changes in the balance sheet included growth in consumer loans and increased borrowings from the Federal Home Loan Bank.

Results of Operations

The dollar amount of the tax equivalent net interest margin increased $590,000 or 15.34% in the first nine months of 2001 compared to the first nine months of 2000. The increase in net interest income is primarily attributable to an increase in installment loan volume and an increase in the yield on installment loans of 2%. During the later part of 2000, the Bank purchased Valley Finance Service (a small loan company) that charges higher rates due to the higher risk in their loans.

Total interest expense amounted to $2,806,000 in the first nine months of 2001 compared to $2,395,000 in the first nine months of 2000. Interest expense on time deposits increased in 2001 due to an increase in deposit volume. The rate paid on borrowings increased in 2001 due to bonds outstanding at the Company's small loan subsidiary. These bonds were repaid in June 2001. Additionally, the Bank increased its borrowings at the Federal Home Loan Bank in the second quarter of 2001. A detailed Net Interest Margin Analysis is presented as Table I, showing average balances and rates.

The provision for loan losses increased $461,000 in the first nine months of 2001 compared to the first nine months of 2000. Of the current provision, $161,000 related to Valley Finance Service. Due to the nature of a finance company, there is higher risk associated with the loan portfolio and a larger provision for losses is necessary. The additional increase of $300,000 was necessary to cover recent charge-offs at the Bank and maintain an adequate allowance for loan losses on a larger loan portfolio.

In the nine month periods, recurring noninterest income exclusive of security gains, increased 18.83% from $531,000 in 2000 to $631,000 in 2001. The above represented .78 % of average assets for 2001 compared with .73% for 2000. Realized gains on security transactions decreased from $374,000 in 2000 to $294,000 in 2001.

Total noninterest income decreased due to $181,000 of non-recurring income in 2000 from the following unusual items: an adjustment of $58,000 relating to the bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, an expense reimbursement of $103,000 from the company's former president and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000.

Noninterest expense increased $377,000 (12.90%). Increases in salaries and benefits accounted for $234,000 of this total. This increase resulted from the addition of new employees to staff Valley Finance Service and the Bank's new branch office. Occupancy and equipment expense increased due to increased repairs and maintenance and depreciation of the new Stanardsville branch and new computer equipment. Noninterest expense increased from 3.99% of average assets to 4.08%.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2001, the market value of all securities available for sale was above their amortized cost by $77,000 ($51,000 after the consideration of income taxes). This is mainly the result of an increase in the value of the bond portfolio held by the subsidiary bank. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 34.04% in the first nine months of 2001 due to the call of several bonds and the sale of equity securities. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 9.12% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value. Due to the uncertainty in the stock market, the Company substantially reduced its investment in equity securities and generated realized net gains of $294,000.

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

The first nine months of 2001 resulted in a $7,274,000 increase in the loan portfolio. Loan demand has continued to be good during 2001, however, several large commercial and real estate loans were paid off at the end of the first quarter. The information detailing loans is shown in a note to the consolidated financial statement.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $1,379,000 at September 30, 2001 compared to $389,000 at December 31, 2000. The increase is due to a commercial borrower declaring Chapter 7 bankruptcy. A majority of the past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2001 not included in the past due or nonaccrual status.

As of September 30, 2001 the Company did not hold any real estate that was acquired through foreclosure.


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

The allowance for loan losses of $1,074,000 at September 30, 2001 increased $82,000 from its level at December 31, 2000. The allowance was equal to 1.26% and 1.27% of net loans at September 30, 2001 and December 31, 2000, respectively. Of the total provision for loan losses of $1,074,000, $337,000 related to loans of the small loan subsidiary. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated losses inherent in the Company's portfolio.


Premises and Equipment

During the third quarter of 2001, the Bank purchased new computer equipment and software totaling $472,000. The upgrade included new check imaging equipment, new computers and peripheral equipment and software enhancements. During the third quarter, the Bank also implemented Bounce Checking which provides overdraft protection for deposit customers.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 23.99% in the first nine months of 2001. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits. At the end of September 2001, a customer deposited into his commercial checking account $2.5 million, which is expected to be a short-term deposit.

Borrowings

During the second quarter of 2001, the Company borrowed $4,500,000 from the FHLB. The borrowing has a fixed rate of 5.85% and is due in quarterly payments. The Company used the proceeds for capital renovations and to replenish funds expended in the purchase of Valley Finance. As of September 30, 2001, $4,387,500 was outstanding.

Additionally, the Company has $1,500,000 outstanding on a FHLB note with an interest rate of 6.03%. The Company used this money to redeem the bonds outstanding at Valley Finance Service in June 2001.

Capital

The Bank maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of September 30, 2001, the Bank's total risk based capital and total capital to total assets ratios were 12.53% and 11.28%, respectively. Both ratios are in excess of regulatory minimums. On a consolidated basis, the Company's total capital to total assets ratio was 10.23%. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Interest Rate Sensitivity

Liquidity as of September 30, 2001 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2001, the Bank has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of September 30, 2001.

As of September 30, 2001, the Company had a cumulative Gap Rate Sensitivity Ratio of (32.71%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Stock Repurchase

On March 31, 2000, the Company purchased 5,416 shares of stock for $94,780 ($17.50 per share) from its former president as part of an agreement entered into with the former president. The repurchased shares have been retired.

In the third quarter of 2001, the Company purchased 5,000 shares of stock for $55,250 ($11.00 per share). The repurchased shares were retired.

Effect of Proposed Accounting Standards

Other assets contains $378,000 of goodwill attributable to the purchase of the Bank's small loan subsidiary, which is being amortized over fifteen years. The Financial Accounting Standards Board ("FASB") has issued SFAS #142 Goodwill and Other Intangible Assets. The new statement prohibits the amortization of goodwill, however, goodwill must be tested for impairment on an annual basis and a goodwill impairment loss recognized (if any). Management anticipates that the goodwill related to the above purchase would be valued before December 31, 2001 and adjusted if appropriate.

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

Table 1
                             PIONEER BANKSHARES, INC.
                           NET INTEREST MARGIN ANALYSIS
                        (on a fully tax equivalent basis)
                          (Dollar Amounts in Thousands)

                      Nine Months Ended           Nine Months Ended
                     September 30, 2001          September 30, 2000

                  Average  Income/           Average   Income/
                  Balance  Expense  Rates    Balance   Expense   Rates

Interest Income
   Loans 1
     Commercial   $ 3,707  $  344   12.37%  $ 4,114   $  329   10.66%
     Real estate   56,113   3,691    8.77%   54,570    3,563    8.71%
     Installment   19,103   2,275   15.88%   12,374    1,293   13.93%
     Credit Card      981     154   20.93%      996      154   20.62%
Federal funds
   sold             6,048     186    4.10%    2,132       96    6.00%
Interest bearing
   deposits         1,757      45    3.41%      572       22    5.13%
Investments
   Taxable 3        7,937     412    6.92%   13,121      628    6.38%
   Nontaxable 2     2,423     135    7.42%    2,684      156    7.75%
                   ------   -----   ----      -----     -----   ----

Total earning
   assets          98,069   7,242    9.85%   90,563    6,241    9.19%
                   ------   -----   ----     ------   -----     ----

Interest Expense
   Demand deposits 10,260     128    1.66%   10,290      128    1.66%
   Savings          9,584     127    1.77%   10,126      142    1.87%
   Time deposits   54,414   2,295    5.62%   49,494    1,990    5.36%
   Borrowings       3,727     256    9.16%    2,348      135    7.67%
                   ------   -----    ----   -------    -----    -----

   Total Interest
     Bearing
     Liabilities  $77,985  $2,806    4.80%  $72,258  $ 2,395    4.42%
                   ======   =====   ====    ======    =====     ====

   Net Interest
     Margin 1               4,436                      3,846
                            =====                      =====

Net interest yield
   on interest
   earning assets                    6.03%                      5.66%
                                     ====                       ====


1 Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

Table 1
(CONTINUED)
                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (on a fully tax equivalent basis)
                          (Dollar Amounts in Thousands)

                     Three Months Ended       Three Months Ended
                     September 30, 2001       September 30, 2000
                  Average  Income/          Average  Income/
                  Balance  Expense  Rates   Balance  Expense   Rates

Interest Income
   Loans 1
     Commercial   $ 3,612  $  127  14.06%   $ 4,401   $  118    10.72%
     Real estate   56,494   1,224   8.67%    55,497    1,222     8.81%
     Installment   20,965     804  15.34%    12,890      446    13.84%
     Credit Card      960      50  20.83%       992       51    20.56%
Federal funds
   sold             8,197      72   3.51%     1,047       17     6.49%
Interest bearing
   deposits         4,648      40   3.44%       210        3     5.71%
Investments
   Taxable 3        6,725     116   6.90%    13,192      205     6.22%
   Nontaxable 2     2,241      42   7.57%     2,655       50     7.53%
                   ------   -----  ----       -----    -----    ------

Total earning
   assets         103,842   2,475   9.54%    90,884    2,112     9.30%
                   -------  -----  ----      ------    -----    ------

Interest Expense
   Demand deposits 10,373      42   1.62%     9,900       42     1.70%
   Savings          9,987      42   1.68%    10,020       47     1.88%
   Time deposits   56,137     779   5.55%    49,035      682     5.56%
   Borrowings       6,037     132   8.75%     2,048       32     6.25%
                   ------   -----  ----      -----     -----    ------

   Total Interest
     Bearing
     Liabilities  $82,534  $  995   4.82%   $71,003   $  803     4.52%
                   ======   =====  ====     ======     =====    ======

   Net Interest
     Margin 1               1,480                      1,309
                            =====                  =========

Net interest yield
   on interest
   earning assets                   5.70%                        5.76%
                                   ====                        ======


1 Interest on loans includes loan fees
2 An incremental income tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE 2
                            Pioneer Bankshares, Inc.
                          Interest Sensitivity Analysis
                               September 30, 2001
                          (dollar amounts in thousands)

                          0-3     4-12      1-5    Over 5     Not
                        Months   Months    Years    Years Classified  Total
Uses of Funds:
   (1)

Loans:
Commercial             $ 1,350  $ 1,406  $   463  $   172  $        $ 3,391
Installment                331      829   21,273    1,818            24,251
Real estate              2,316    4,105   14,287   39,110            59,818
Credit Card                                  933                        933
Interest bearing
   bank deposits         4,476                                        4,476
Investment securities      500             2,182    5,354      711    8,747
Federal funds sold       6,470                                        6,470
                        ------   ------   ------   ------   ------   ------

Total                   15,443    6,340   39,138   46,454      711   108,086
                        ------   ------   ------   ------   ------   -------

Sources of Funds:

Interest bearing
   demand deposits      10,385                                       10,385
Regular savings         10,604                                       10,604
Certificates of
   deposit $100,000
   and over              1,390    4,659    2,131                      8,180
Other certificates
   of deposits           7,502   21,942   19,062                     48,506
Borrowings                 163      488    2,600    2,637             5,888
                        ------   ------   ------   ------   ------   ------

Total                   30,044   27,089   23,793    2,637            83,563
                        ------   ------   ------   ------   ------   ------

Discrete Gap           (14,601) (20,749)  15,345   43,817      711   24,523

Cumulative Gap         (14,601) (35,350) (20,005)  23,812   24,523

Ratio of Cumulative Gap
   to Total Earning
   Assets               (13.51)% (32.71)% (18.51)%  22.03%   22.69%

(1)   Loan balances are not reduced by unearned discounts.

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

              3  ii  Bylaws of Pioneer  Bankshares,  Inc. are  incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending September 30, 2001.

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



Date:  October 25, 2001