Form 10KSB
period 2001-12-31
PIONEER BANKSHARES INC/VA
filed 2002-03-28
CIK 1113026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For fiscal year ended December 31, 2001       Commission file number: 0-30541


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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.
No....

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    Issuer's revenues for its most recent fiscal year were $10,668,744.

    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $11.75 per share on March 7, 2002, was $11,819,160.

    The number of shares outstanding of the registrant's common stock, was 1,111,109 as of March 7, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on page 45.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X
                                                       -----      -----

                   U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

                                TABLE OF CONTENTS


                                                                        Page
PART I

     Item 1.  Description of Business                                     3

     Item 2.  Description of Property                                     9

     Item 3.  Legal Proceedings                                           9

     Item 4.  Submission of Matters to a Vote of Security Holders         9

PART II

     Item 5.  Market Price of and Dividends on the
                Registrant's Common and Other Shareholder Matters        10

     Item 6.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

     Item 7.  Financial Statements                                       23

     Item 8.  Changes in and Disagreements with Accountants              42

PART III

     Item 9.  Directors, Executive Officers, Promoters and
               Control Persons:  Section 16(a) Beneficial
               Ownership Reporting Compliance                            42

     Item 10. Executive Compensation                                     43

     Item 11. Security Ownership of Certain Beneficial
               Owners and Management                                     43

     Item 12. Certain Relationships and Related Transactions             44

PART IV

     Item 13. Exhibits and Reports on Form 8-K                           45

SIGNATURES                                                               46

PART I

Item 1. Description of Business

OVERVIEW

      Pioneer Bankshares, Inc., (the "Holding Company") a Virginia one bank holding company, headquartered in Stanley, Virginia was incorporated under the laws of the Commonwealth of Virginia on November 4, 1983. The Holding Company's wholly-owned subsidiary, Pioneer Bank, Inc. (the "Bank") was established as a national bank in 1909. The Bank converted from a national bank to a state chartered bank, effective April 1994, and changed its name to Pioneer Bank, effective April 1999.

     In October of 2000 the Bank acquired Valley Finance Service, Inc. ("VFS"), a small loan company located in Harrisonburg, VA.

     The primary holdings of the Holding Company consist of all of the stock of the Bank, real estate holdings leased to the Bank or intended for future Bank use and a portfolio of equity investment securities.

     The Bank is engaged in the general commercial banking business, primarily serving Page, Rockingham and Greene Counties in the Commonwealth of Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank's targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including the counties surrounding Page County. The Bank offers a full range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships with them. The Bank's Directors believe that the marketing of customized banking services will enable the Bank to continue its position in the financial services marketplace in this market area.

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

Location and Market Area

     The Bank operates full service branches in Stanley, Luray, Shenandoah, Harrisonburg, and Stanardsville, Virginia. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

     The opening of any additional banking offices by the Bank will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the pubic interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices in various parts of the Bank's market area, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

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

     Other bank services include safe deposit boxes, issuance of cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers ATM card services that can be used by Bank customers throughout Virginia and other regions. The Bank also offers MasterCard and VISA credit card services. During 2001, the bank initiated a "Bounce Checking" program which provides overdraft privileges on checking accounts up to predetermined amounts, subject to overdraft fees. Also during 2001, the bank became licensed to sell property/casualty and life/health insurance.

     The Bank's subsidiary, VFS, makes direct consumer loans and accepts sales finance contracts.

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

Employees

     As of December 31, 2001, the Bank had 73 employees, with 66 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

Supervision and Regulation

     Set forth below is a summary of statutes and regulations affecting the Holding Company and the Bank. Federal and state laws and regulations provide regulatory oversight for virtually all aspects of both of their operations. This summary is qualified in its entirety by reference to these statutes and regulations.

General

     The Holding Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is supervised and subject to examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Holding Company and the Bank are also subject to Virginia laws that regulate banks and bank holding companies. Virginia's banking laws are administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the "Commission"). The Holding Company and the Bank are also affected by rules and regulations of the Federal Deposit Insurance Corporation (the "FDIC"). The various laws and regulations administered by all of these regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and may affect our earnings. The future impact of these policies and of continuing regulatory changes in the financial services industry cannot be predicted. The supervision, regulation and examination of the Bank are intended primarily for the protection of depositors rather than our shareholders.

Supervision and Regulation of the Holding Company

     As a bank holding company, the Holding Company is required to file with the Federal Reserve periodic reports and any additional information the Federal Reserve may require. The Holding Company also must provide the Commission with information regarding itself and the Bank. The Federal Reserve examines the Holding Company periodically and may examine its subsidiaries. The Commission also may examine the Holding Company.

     A bank holding company is required to obtain prior approval from the Federal Reserve before acquiring control of substantially all the assets of any non- affiliated bank or more than 5% of the voting shares of any bank it does not already own, or before it merges or consolidates with another institution or engages in any business other than banking or managing, controlling or furnishing services to banks and other subsidiaries, and a limited list of activities closely related to or incidental to banking. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies. The Federal Reserve will approve the ownership by a bank holding company of shares in a company engaged in activities determined by order or regulation to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In other words, regulatory involvement, and frequently approval, is required for the Holding Company to engage in non-banking activities.

     The Holding Company would be compelled by the Federal Reserve to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits. The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries.

     Holding Company Capital Guidelines. The Holding Company operates under the capital adequacy guidelines established by the Federal Reserve. Under the Federal Reserve's current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets the Holding Company is required to maintain is 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. These risk-based capital guidelines establish minimum standards, and bank holding companies generally are expected to operate well above the minimum standards.

     Financial Modernization Legislation. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The permitted activities with respect to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which became effective in March of 2000. This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies under the structure of a financial holding company. Under this new law, a bank holding company can elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

     In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must meet their Community Reinvestment Act, or CRA, obligations, as explained below. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

     The new act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the Securities and Exchange Commission and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under applicable state law.

     The Holding Company does not currently intend to become a "financial holding company" under the terms of this new law, but may consider doing so at some point in the future. It is impossible to predict the impact of this new law on our competition or our operations at this time.

      Securities. The Holding Company also must comply with the requirements of the Securities Exchange Act of 1934, which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

Supervision and Regulation of the Bank

     General. The Bank is a state chartered bank and member of the Federal Reserve System. The Federal Reserve and the Commission regulate and monitor all significant aspects of the Bank's operations. The Federal Reserve requires quarterly reports on the Bank's financial condition, and both federal and state regulators conduct periodic examinations of the Bank. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations impact investors directly. For example, the Bank may pay dividends only out of its net undivided profits after deducting expenses, bad debts, losses, interest and taxes accrued, and contribution to capital necessary for the Bank's original capital to be restored. The Federal Reserve recommends that banks pay dividends only if the net income available to shareholders in the past year fully funds those dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition. Regulatory restrictions on the Bank's ability to pay dividends may adversely impact the Holding Company's ability to pay dividends to its shareholders.

     The Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The Bank operates under the supervision of, and subject to regulation and examination by, the Commission and the Federal Reserve System. The Bank is also subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and the establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe and unsound practice. As the Bank's primary federal regulator, the Federal Reserve has the authority to impose penalties, initiate civil and administrative actions and take other steps to prevent the Bank from engaging in unsafe and unsound practices.

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

     Under current supervisory practice, prior approval of the Federal Reserve is required if the total of all cash dividends declared in any given year will exceed the total of its net profits for such year, plus its retained net profits for the preceding two years. Also, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no issued depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

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

     The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage ratio") of 3%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier
1 capital, to total assets. The Bank's capital ratios significantly exceed all requirements at December 31, 2001.

Deposit Insurance

      The Bank's deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. The actual assessment paid is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. FDIC assessments can change, affecting the Bank's costs, depending on the solvency of the banking industry as a whole.

     In addition, the cost of complying with FDIC rules and regulations may negatively impact the Bank's profitability. For member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful.

Effect of Governmental Monetary Policies

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. The operations of the Bank will be affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

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

     The branch in Stanardsville, Virginia is a double-wide modular containing approximately 1,680 square feet and situated on .644 acre. It is equipped with a drive-through and an ATM. The branch was built in 2001 and is owned by the Bank.

     The Jenkins Building is a building adjacent to the Bank's main office and is used as a warehouse facility. It has approximately 25,760 square feet and was purchased in September 8, 1970.

     The Jefferson Building is a building located in Stanley and was purchased for future expansion. This building was purchased in 1998 and contains approximately 1,728 square feet.

     Valley Finance Service, Inc. is located at 120 S. Main Street, Harrisonburg, VA. The facility is adequate for current operations and is leased on an annual basis at $675.00 per month


Item 3. Legal Proceedings

     There are no pending or threatened legal proceedings to which the Holding Company or the Bank is a party, or to which the property of either the Holding Company or the Bank is subject, which seek damages in an amount that exceeds 10% of the Holding Company's currents assets.

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

                                     TABLE I
                            COMMON STOCK TRADE PRICES

        2000                               High               Low

     First Quarter                        $ 12.50           $ 10.00
     Second Quarter                         13.50              9.00
     Third Quarter                          10.00              8.00
     Fourth Quarter                          9.50              8.56


        2001                               High               Low

     First Quarter                        $ 12.07           $  7.50
     Second Quarter                         11.00              9.50
     Third Quarter                          11.38             11.00
     Fourth Quarter                         12.00             11.30


     As of February 21, 2002, there were approximately 629 holders of record of Common Stock.

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
                                                          =====

      3/8/01           3/30/01        4/16/01            $  .10
     6/14/01           6/30/01        7/16/01            $  .10
     9/13/01           10/1/01       10/15/01            $  .10
    12/13/01          12/17/01       12/31/01            $  .11
                                                          -----

         Total for 2001                                  $  .41
                                                          =====

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

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     The following is management's discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2001 and 2000, respectively, for the Holding Company. The consolidated financial statements of the Holding Company include the accounts of the Holding Company, the Bank and Valley Finance Company, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes of the Holding Company presented elsewhere herein.

OPERATIONS ANALYSIS - 2001 - Compared to 2000

Overview

     The Holding Company's net income for 2001 decreased $159,832 or 11.48%. Net Income per share decreased from $1.25 in 2000 to $1.11 in 2001. The decrease in earnings was due to a combination of factors summarized below.

     Total comprehensive income for the Holding Company decreased from $1,690,785 in 2000 to $1,015,492 in 2001. The principal reason for the decrease was the decrease in fair value of the available for sale ("AFS") securities. The unrealized gains on AFS securities in 2000 were $503,217, after the tax effect, compared to a net unrealized loss of $67,294, after the tax effect, in 2001. The change in the unrealized gain on AFS securities is shown in other comprehensive income in the Consolidated Statements of Changes in Stockholders Equity.

Net Interest Margin

     The net weighted interest margin on earning assets on a tax equivalent basis increased from 5.80% in 2000 to 5.96% in 2001. The changes in yields and average balances are shown in Table II.

     Yields on loans increased from 10.11% in 2000 to 10.53% in 2001. The yield on commercial loans decreased 112 basis points while the yields on installment loans increased 72 basis points due to loans at Valley Finance Company, Inc. of $3,473,000 at year-end with an average yield of approximately 25%.

     The yield on taxable investments increased from 6.20% in 2000 to 6.95% in 2001 due to the investment of sales proceeds in higher yielding investments. The tax equivalent yield on nontaxable investments decreased from 8.47% in 2000 to 7.23% in 2001. The decrease resulted from a decline in general market rates which also increased call activity in the bond portfolio for 2001.

     The cost of deposits increased from 4.39% in 2000 to 4.48% in 2001 as customers preferred to invest in higher paying time deposits. The average rate paid on time deposits increased from 5.45% in 2000 to 5.55% in 2001.

     The average amount borrowed increased from $2,742,000 in 2000 to $4,270,000 in 2001. In 2001 the Bank borrowed $4,500,000 at a fixed rate of 5.85% from the Federal Home Loan Bank for capital renovations and to replenish funds expended in the purchase of Valley Finance. The VFS debt of $1,087,000 matured on June 1, 2001. The rates paid on borrowings decreased from 7.73% in 2000 to 6.35% in 2001 reflecting the decrease in the prime interest rate.

Noninterest Income

     Noninterest income decreased from $1,273,794 in 2000 to $1,134,566 in 2001. The change was due to a decrease in other income from $392,741 in 2000 to $164,298 in 2001 offset by an increase in service charges from $549,936 in 2000 to $727,941 in 2001. Other income for 2000 included the following nonrecurring items; an expense reimbursement of $103,000 from the Bank's former President; an adjustment of $58,000 relating to the Bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000. Service charges increased due to a significant increase in the number of NSF charges. During 2001, the Bank began offering Bounce Checking, an overdraft line attached to checking accounts, which resulted in an increase in NSF charges.

     Recurring noninterest income exclusive of security gains was .81% of average assets for the year 2001 compared with .77% for 2000.

Noninterest Expense

     Noninterest expense increased $304,020 (7.61%) from 2000 to 2001. Salaries and benefits accounted for $287,669 of the increase. The increase was due to normal salary increases and the increase in the number of full time equivalent employees to 73 at the end of 2001. The additional employees were added to staff Valley Finance and the new branch. Equipment expenses increased due to increased depreciation on new equipment and system enhancements and increased repairs and maintenance. Other expense was affected primarily by, decreases in professional fees of $127,000 and life insurance of $87,000 and increases in telephone expenses of $33,000 and other expenses of $154,000. See Note 12 to the financial statements for a comparison of other expenses. Professional fees in 2000 included significant legal bills relating to the Bank's ESOP and resignation of the former president, computer consulting fees and the cost of an examination. Telephone and other expenses increased mainly due to the addition of the branch at Stanardsville.

     Noninterest expense as a percentage of average assets decreased from 4.04% in 2000 to 3.89% in 2001.


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

Net Interest Margins

     The net weighted interest margin on earning assets on a tax equivalent basis increased from 5.53% in 1999 to 5.80% in 2000. The changes in yields and average balances are shown in Table II.

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

SECURITIES

     Average balances in investment securities decreased 2.79% in 2000 and 36.42% in 2001. This was primarily due to increased call activity in the bond portfolio in 2001 as a result of a decline in general market rates. The Holding Company maintains an adequate level of investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities including the carrying amount and estimated market value of securities by contractual maturity is shown in a note to the consolidated financial statements. Management's philosophy is to keep the maturities of investments relatively short which allows the Holding Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

     At December 31, 2001 the Holding Company has investments in common and preferred stock with a cost of $1,533,000 and an estimated market value of $1,565,000. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

     The Holding Company accounts for investments under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Holding Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trades prices as provided by the Holding Company's investment broker.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Bank's policy has been to make collectible loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Bank's real estate mortgage loans increased 11.87% from $55,315,000 to $61,880,000 at December 31, 2001. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. See Table IV for a maturity schedule of fixed and variable rate loans. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

     The Bank's consumer loans increased $7,416,000 (36.25%) to $27,875,000 at December 31, 2001. The increase is attributed to loans made at the Stanardsville branch which opened in 2001. Consumer loans are made for a variety of reasons, however, vehicles secure a majority of the loans.

     The majority of commercial loans are made to agri business, small retail and service businesses.

NONACCRUAL AND PAST DUE LOANS

     See Table V for schedule of nonaccrual and past due loans.

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncorrectable. At December 31, 2001 and 2000, there were no restructured real estate or commercial loans on which interest was accruing at a reduced rate or on which payments had been extended.

LOAN CONCENTRATIONS

     At December 31, 2001, no industry category exceeded ten percent of total loans.

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

     The allowance for loan losses increased from $992,000 at December 31, 2000 to $1,153,000 at December 31, 2001. Net charge offs increased from $619,000 in 2000 to $704,000 in 2001. Due to the nature of the loans made by VFS, it is anticipated that loan losses will be higher for those loans than charge offs experienced by the Bank. The provision for loan losses increased $441,000 for 2001, of which $192,000 related to VFS. Management expects that higher loan losses for VFS will be more than offset by higher loan yields. Loan losses on real estate loans for 2001 included an unusual loss resulting from a bankruptcy and future losses are expected to retain at historical levels. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is adequate to absorb losses in the current portfolio.

     See Table V for a summary of the activity in the allowance for loan losses.

     The Bank has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allowance allocated to credit cards was increased at December 31, 2001 in response to increased losses resulting from bankruptcies. The allowance allocated to real estate and installment loans was increased at December 31, 2001 in response to the increase in loans past due 90 days or more. The allocation of the allowance as shown in Table V should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

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

BORROWINGS

     During the second quarter of 2001, the Company borrowed $4,500,000 from the FHLB for capital renovations and to replenish funds expended in the purchase of Valley Finance.

     The information concerning borrowings is shown in a note to the consolidated financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

     Liquidity  as of December 31, 2001  remains  adequate.  The
Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2000 and 2001. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

     There are no off-balance-sheet items that should impair future liquidity.

     At December 31, 2001, the Holding Company had a negative cumulative Gap Rate Sensitivity Ratio of 37.47% for the one year repricing period compared with 37.03% at December 31, 2000. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Holding Company's interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

     Table IV contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities.

Table I
                            PIONEER BANKSHARES, INC.
                         SELECTED OPERATING INFORMATION

               (In thousands, except for per share information)


Condensed Statement of Income                             2001        2000

Interest and dividend income                           $  9,534    $  8,457
Interest expense                                          3,636       3,271
                                                        -------     -------

Net interest income                                       5,898       5,186
Provision for loan losses                                   865         423
                                                        -------     -------

Net interest income after provision
   for loan losses                                        5,033       4,763

Noninterest income                                        1,135       1,274
Noninterest expense                                       4,298       3,994
                                                        -------     -------

Income before income taxes                                1,870       2,043
Income tax expense                                          637         650
                                                        -------     -------

Net Income                                             $  1,233    $  1,393
                                                        =======     =======

Total Assets at Year End                               $116,073    $100,600
                                                        =======     =======

Per Share Information

   Net income per share                                 $   1.11    $   1.25
   Dividends per share                                      0.41        0.60
   Book value per share                                    11.03       10.53

Financial Statement Ratios

   Return on average assets 1                               1.12%       1.41%
   Return on average equity 1                              10.13%      12.64%
   Dividend payout ratio                                   37.03%      48.16%
   Average equity to average asset 1                       11.02%      11.15%


1  Ratios are based primarily on daily average balances

Table II
                                PIONEER BANKSHARES, INC.
                              NET INTEREST MARGIN ANALYSIS
                          (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                     (In thousands )

                                2001                        2000
                                ----                        ----
                                       Average                       Average
                                        Rates                         Rates
ASSETS                        Income/  Earned/              Income/  Earned/
                     Average  Expense   Paid       Average  Expense   Paid
Loans: 1
   Commercial       $ 3,570   $  339    9.50%     $ 4,115   $  437   10.62%
   Real estate       57,283    4,950    8.64%      54,897    4,795    8.73%
   Installment       20,086    3,137   15.62%      13,120    1,955   14.90%
   Credit card          965      202   20.93%         997      206   20.66%
                     ------    -----   -----       ------    -----   -----

   Total Loans       81,904    8,628   10.53%      73,129    7,393   10.11%

Federal funds sold    6,029      218    3.62%       1,858      112    6.03%
Interest bearing
   deposits           2,434       70    2.88%         445       23    5.17%
Securities
   Taxable 3          7,503      521    6.95%      13,193      818    6.20%
   Nontaxable 2       2,409      175    7.23%       2,396      203    8.47%
                     ------    -----   -----       ------    -----   -----

   Total Earning
     Assets         100,279    9,612    9.58%      91,021    8,549    9.39%
                               -----   -----                 -----   -----

Allowance for loan
   losses            (1,110)                         (763)
Nonearning assets    11,332                         8,588
                     ------                        ------

   Total Assets    $110,501                       $98,846
                     =======                       ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Interest bearing
     demand
     deposits      $ 10,325   $  154    1.49%     $10,203   $  173    1.70%
   Savings            9,715      157    1.62%       9,986      184    1.84%
   Timedeposits      54,998    3,054    5.55%      49,563    2,702    5.45%
                     ------    -----   -----       ------    -----   -----

   Total Deposits    75,038    3,365    4.48%      69,752    3,059    4.39%

Borrowings            4,270      271    6.35%       2,742      212    7.73%
                     ------    -----   -----       ------    -----   -----

   Total Interest
     Bearing
     Liabilities     79,308    3,636    4.58%      72,494    3,271    4.51%
                               -----   -----                ------   -----

Noninterest bearing
   deposits          17,430                        13,750
Other liabilities     1,588                         1,578
                     ------                        ------

   Total Liabilities 98,326                        87,822

Stockholders'
   equity            12,175                        11,024
                  ---------                        -------

   Total Liabilities
     and
     Stockholders'
     Equity        $110,501                       $98,846
                     =======                       ======

   Net Interest
     Earnings                 $5,976                        $5,278
                               =====                         =====

   Net Interest Yield
     on Interest
     Earning Assets                     5.96%                         5.80%
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

TABLE III

                            PIONEER BANKSHARES, INC.
             EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (On a fully tax equivalent basis)
                            (In thousands of dollars)

                      2001 Compared to 2000          2000 Compared to 1999
                       Increase (Decrease)            Increase (Decrease)
                    Volume    Rate     Total       Volume    Rate     Total

Interest Income
Loans
   Commercial       $  (58)  $  (40)  $  (98)      $   40   $  (19)  $   21
   Real estate         208      (53)     155          417       16      433
   Installment       1,038      144    1,182          244      136      380
   Credit Card          (7)       3       (4)          19       27       46
                     -----    -----    -----        -----    -----    -----

   Total Loans       1,182       53    1,235          720      160      880
                     -----    -----    -----        -----    -----    -----

Federal funds sold     251     (145)     106         (173)      21     (152)
                     -----    -----    -----        -----    -----    -----
Interest bearing
   deposits
   in banks            103      (56)      47          (29)      (2)     (31)
                     -----    -----    -----        -----    -----    -----
Investments
   Taxable            (353)      56     (297)          37       54       91
   Nontaxable            1      (29)     (28)         (94)     (11)    (105)
                     -----    -----    -----        -----    -----    -----

   Total Securities   (352)      27     (325)         (57)      43      (14)
                     ------   -----    -----        -----    -----    -----

   Total Earning
     Assets         $1,183   $ (120)  $1,063       $  461   $  222   $  683
                     =====    =====    =====        =====    =====    =====


Interest Expense
   Demand deposits  $    2   $  (21)  $  (19)      $    6   $  (28)  $  (22)
   Savings              (5)     (22)     (27)         (38)     (48)     (86)
   Time deposits       296       56      352          156      153      309
                     -----    -----    -----        -----    -----    -----

   Total Deposits      293       13      306          124       77      201

Borrowings             118      (59)      59           25       96      121
                     -----    -----    -----        -----    -----    -----

   Total Liabilities   411      (46)     365          149      173      322
                     -----    -----    -----        -----    -----    -----

   Net Interest
     Earnings       $  772   $  (74)  $  698       $  312   $   49   $  361
                     =====    =====    =====        =====    =====    =====



Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

TABLE IV
                            PIONEER BANKSHARES, INC.
                INTEREST SENSITIVITY ANALYSIS - LOAN RATE RISK
                            (In thousands of dollars)
                                DECEMBER 31, 2001

                         1 - 90  91 - 365 1 to 5   Over 5     Not
                          Days     Days    Years    Years Classified  Total
Uses of Funds:

Loans:
   Commercial           $   806  $ 1,515  $   481  $   146  $       $  2,948
   Real estate            2,396    4,503   13,856   41,770            62,525
   Installment              201    4,776   18,934      379            24,290
   Credit card                              1,008                      1,008
                         ------   ------   ------   ------   -----   -------

   Total Loans            3,403   10,794   34,279   42,295            90,771

Federal funds sold        2,000                                        2,000
Interest bearing
   bank deposit           4,258                                        4,258
Investment securities                       2,798    4,711   1,565     9,074
                         ------   ------   ------   ------   -----   -------

   Total                  9,661   10,794   37,077   47,006   1,565   106,103
                         ------   ------   ------   ------   -----   -------

Sources of Funds:

Demand Deposits
   Interest bearing      10,626                                       10,626
Savings accounts         10,199                                       10,199
Time Deposits:
   Under $100,000         8,026   25,399   15,192                     48,617
   Over $100,000          1,995    4,706    1,706                      8,407
                         ------   ------   ------   ------   -----   -------

   Total deposits        30,846   30,105   16,898                     77,849

Borrowings                  163      488    2,600    2,474             5,725
                         ------   ------   ------   ------   -----   -------

   Total                 31,009   30,593   19,498    2,474            83,574
                         ------   ------   ------   ------   -----   -------

Discrete Gap            (21,348) (19,799)  17,579   44,532   1,565    22,529
Cumulative Gap          (21,348) (41,147) (23,568)  20,964  22,529

Ratio   of Cumulative
   Gap to Total Earning
   Assets                -20.12%  -38.78%  -22.21%   19.76%  21.23%
                         =======  =======  =======  ======   ======

Rate Risk:

Loans with predetermined
   rates                $ 2,652  $ 9,515  $33,518  $15,576  $       $ 61,261

Loans with variable/
   adjusted rates           751    1,279      761   26,719            29,510
                         ------   ------   ------   ------   -----   -------

                        $ 3,403  $10,794  $34,279  $42,295  $       $ 90,771
                         ======   ======   ======   ======   =====   =======

TABLE V
                            PIONEER BANKSHARES, INC.
                         LOAN LOSS ALLOWANCE ACTIVITY -
                         NON ACCRUAL AND PAST DUE LOANS
                            (In thousands of dollars)

                               2001     2000
Activity

Beginning balance             $  992   $  779

Provision charged to expense     865      424

Loan losses:
   Commercial                     42        5
   Installment                   642      676
   Real estate                   193       44
   Credit card                    63       30
                               -----    -----

   Total Loan Losses             940      755
                               -----    -----

Recoveries:
   Commercial                     24        0
   Installment                   209       94
   Real estate                             37
   Credit card                     3        5
                               -----    -----

   Total Loan Recoveries         236      136
                               -----    -----

   Net Loan Losses               704      619
                               -----    -----

Adjustment - Purchase of
   Valley Finance                  0      408
                               -----    -----

   Balance at End of Period   $1,153   $  992
                               -----    =====

Net Loan Losses as a Percent
   of Average loans              .86%     .85%

                         December 31, 2001              December 31, 2000
                   ----------------------------   ---------------------------
                                        Percent of                    Percent of
                             Percent of   Average          Percent of   Average
                      Amount Allowance    Loans      Amount Allowance   Loans

Analysis of Ending Balance
   Commercial        $  212   18.39%     4.36%      $  277   27.92%     5.63%
   Installment          560   48.57%    69.94%         407   41.04%    75.07%
   Real estate          100    8.67%    24.52%          65    6.55%    17.94%
   Credit card           60    5.20%     1.18%           5    0.50%     1.36%
   Unspecified          221   19.17%         %         238   23.99%         %
                      -----   -----     -----        -----   -----     -----

   Total             $1,153  100.00%   100.00%     $   992  100.00%   100.00%
                      =====   ======   ======       =====   ======    ======

Allowance for loan
   losses as a percent
   of year end
   loans                       1.27%                         1.27%

Nonaccrual and Past Due Loans:

Principal:
   Nonaccruing loans          $  71                        $   67
   Loans past due 90
     days or more               845                           322
                               -----                         -----

   Total                      $ 916                        $  389
                               =====                         =====

Percent of total loans         1.01%                         0.50%

At December 31, 2001, approximately 53% of the loans past due 90 days or more are real estate loans that are well secured.

Interest on nonaccrual loans did not have a significant impact on income for 2001 or 2000.

TABLE VI

                            PIONEER BANKSHARES, INC.
                    TIME DEPOSIT MATURITIES - OVER $100,000
                                DECEMBER 31, 2001
                            (In thousands of dollars)



Maturity

Less than 3 months                                                $1,995
3 to 12 months                                                     4,706
1 to 3 years                                                       1,591
Over 3 years                                                         115
                                                                   -----

   Total                                                          $8,407
                                                                   =====

Item 7. Financial Statements



                          Index to Financial Statements


                                                                        Page

Independent Auditors' Report                                             24

Consolidated Balance Sheets as of December 31, 2001 and 2000             25

Consolidated Statements of Income for the Years ended
   December 31, 2001 and 2000                                            26

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2001 and 2000                        27

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001 and 2000                                            28

Notes to Financial Statements                                            29

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Pioneer Bankshares, Inc.


We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ S. B. HOOVER & COMPANY, L.L.P.


January 25, 2002
Harrisonburg, VA

PIONEER BANKSHARES, INC.


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS                                               2001              2000

Cash and due from banks (Note 3)                  $  4,865,108   $  4,643,433
Interest-bearing deposits in banks                   4,257,530         46,632
Federal funds sold                                   2,000,000        110,000
Investment securities
   Available for sale (Note 5)                       8,640,417     11,277,383
   Held to maturity (fair value was $441,000
     and $2,004,000 in 2001 and 2000,
     respectively) (Note 5)                            433,173      1,983,461
Loans receivable (Note 6), net of allowance
   for loan losses of $1,153,000 in 2001
   and $992,000 in 2000 (Note 7)                    89,618,330     76,941,563
Bank premises and equipment, net (Note 8)            3,664,844      2,810,432
Accrued interest receivable                            531,856        640,972
Other assets                                         2,061,422      2,145,731
                                                   -----------    -----------

   Total Assets                                   $116,072,680   $100,599,607
                                                   ===========    ===========

LIABILITIES

Deposits
   Noninterest bearing                            $ 18,870,113   $ 13,706,103
   Interest bearing
     Demand                                         10,625,690      9,880,339
     Savings                                        10,199,445      9,138,637
     Time deposits over $100,000 (Note 9)            8,407,007      6,996,923
     Other time deposits (Note 9)                   48,616,750     44,022,588
                                                   -----------    -----------

   Total Deposits                                   96,719,005     83,744,590

Treasury tax and loan deposit note                       6,273         60,467
Accrued expenses and other liabilities               1,365,815      1,604,588
Long term debt (Note 10)                             5,725,000      3,437,000
                                                   -----------    -----------

   Total Liabilities                               103,816,093     88,846,645
                                                   -----------    -----------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000 shares; outstanding -
   1,111,116 shares in 2001; 1,116,116 shares
   in 2000                                             555,558        558,058
Retained earnings (Note 14)                         11,626,713     10,903,051
Accumulated other comprehensive income                  74,316        291,853
                                                   -----------    -----------

   Total Stockholders' Equity                       12,256,587     11,752,962
                                                   -----------    -----------

   Total Liabilities and Stockholders' Equity     $116,072,680   $100,599,607
                                                   ===========    ===========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001         2000
INTEREST AND DIVIDEND INCOME:
   Loans including fees                            $8,628,178    $7,394,713
   Debt securities - taxable                          410,821       713,990
   Debt securities - nontaxable                       114,813       133,666
   Deposits and federal funds sold                    329,500       152,356
   Equity securities                                   50,866        62,761
                                                    ---------     ---------

   Total Interest and Dividend Income               9,534,178     8,457,486
                                                    ---------     ---------

INTEREST EXPENSE:
   Deposits                                         3,364,817     3,059,209
   Long term debt                                     271,087       211,808
                                                    ---------     ---------

   Total Interest Expense                           3,635,904     3,271,017
                                                    ---------     ---------

NET INTEREST INCOME                                 5,898,274     5,186,469

PROVISION FOR LOAN LOSSES (Note 7)                    865,000       423,604
                                                    ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      5,033,274     4,762,865
                                                    ---------     ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                727,941       549,936
   Other income                                       164,298       392,741
   Gain on security transactions (Note 5)             242,327       331,117
                                                    ---------     ---------

   Total Noninterest Income                         1,134,566     1,273,794
                                                    ---------     ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                   2,089,845     1,802,176
   Occupancy expenses                                 292,237       308,957
   Equipment expenses                                 493,463       405,079
   Other expenses (Note 12)                         1,422,162     1,477,475
                                                    ---------     ---------

   Total Noninterest Expenses                       4,297,707     3,993,687
                                                    ---------     ---------

INCOME BEFORE INCOME TAXES                          1,870,133     2,042,972

INCOME TAX EXPENSE (Note 13)                          637,104       650,111
                                                    ---------     ---------

   NET INCOME                                      $1,233,029    $1,392,861
                                                    =========     =========

PER SHARE DATA
   Net income                                      $     1.11    $     1.25
                                                    ==========    ==========

   Dividends                                       $     0.41    $     0.60
                                                    ==========    ==========

  Weighted Average Shares Outstanding               1,114,609     1,117,574
                                                     =========     =========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      Accumulated
                                                         Other
                                Common     Retained  Comprehensive
                                 Stock     Earnings  Income (Loss)    Total

BALANCE DECEMBER 31,
   1999                       $  560,835  $10,274,779 $    (6,071) $10,829,543

Comprehensive Net Income
   Net Income                               1,392,861                1,392,861
   Change in unrealized
     gains (losses) on
     securities, net of
     taxes
       Unrealized holding
         gains arising during
         the period
         (net of tax effect of
         $308,423)                                        503,217
       Reclassification adjustment
         for gains included in
         net income (net of tax
         effect of $125,825)                             (205,293)     297,924
                                                                    ----------
   Total Comprehensive Income                                        1,690,785

Cash Dividends                               (670,835)                (670,835)
Retirement of common stock        (2,777)     (93,754)                 (96,531)
                               ---------   ---------   ----------   ----------

BALANCE DECEMBER 31,
   2000                          558,058   10,903,051     291,853   11,752,962

Comprehensive Net Income
   Net Income                               1,233,029                1,233,029
   Changes in unrealized gains
     (losses) on securities, net
     of taxes
       Unrealized holding losses
         arising during the period
         (net of tax effect of
         $41,245)                                         (67,294)
       Reclassification adjustment
         for gains included in net
         income (net of tax effect
         of $92,084)                                     (150,243)    (217,537)
                                                                    ----------
   Total Comprehensive Income                                        1,015,492

Cash Dividends                               (456,617)                (456,617)
Retirement of common stock        (2,500)     (52,750)                 (55,250)
                               ---------   ---------   ----------   ----------

BALANCE DECEMBER 31,
   2001                       $  555,558  $11,626,713 $    74,316  $12,256,587
                               =========   ==========  ==========   ==========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                          2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $1,233,029  $  1,392,861
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                          865,000       423,604
      Gain on security sales                            (242,327)     (331,117)
      Income on life insurance policies                  (28,864)      (16,746)
      Deferred income taxes                              (72,000)       54,000
      Depreciation                                       356,756       284,838
      Net change in:
         Accrued interest receivable                     109,116       (63,978)
         Other assets                                    185,173      (406,658)
         Accrued expense and other liabilities           (97,161)      (28,737)
                                                       ---------   -----------

  Net Cash Provided by Operating Activities            2,308,722     1,308,067
                                                       ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in interest
    bearing deposits                                  (4,210,898)    4,489,379
  Net change in federal funds sold                    (1,890,000)    2,105,000
  Proceeds from maturities and sales of
    securities available for sale                      7,416,214     3,775,635
  Proceeds from maturities and calls of
    securities held to maturity                        1,550,288     1,573,124
  Purchase of securities available for sale           (4,896,070)   (2,609,064)
  Net increase in loans                              (13,541,767)   (4,565,230)
  Purchase of bank premises and equipment             (1,211,168)     (182,074)
  Acquisition of Valley Finance Service                             (1,297,291)
                                                       ---------   -----------

  Net Cash Provided by (Used in) Investing
    Activities                                       (16,783,401)    3,289,475
                                                       -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in:
    Demand and savings deposits                        6,970,169      (449,531)
    Time deposits                                      6,004,246     1,754,952
    Short-term borrowings                                (54,194)      (16,437)
  Proceeds from borrowings                             4,500,000
  Curtailments of borrowings                          (2,212,000)   (5,674,600)
  Purchase and subsequent retirement of
    common stock                                         (55,250)      (96,531)
  Dividends paid                                        (456,617)     (670,835)
                                                       ---------   -----------

  Net Cash Provided by (Used in) Financing
    Activities                                        14,696,354    (5,152,982)
                                                       ----------  -----------

CASH AND CASH EQUIVALENTS
  Net increase (decrease) in cash and
    cash equivalents                                     221,675      (555,436)
  Cash and cash equivalents, beginning of year         4,643,433     5,198,869
                                                       ---------   -----------

  Cash and Cash Equivalents, End of Year              $4,865,108  $  4,643,433
                                                       =========   ===========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    NATURE OF OPERATIONS:

Pioneer Bankshares, Inc. ("Company"), through its subsidiary Pioneer Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at five separate locations to customers in the City of Harrisonburg and Page and Green Counties of Virginia.

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

Investment Securities - Investment securities which the Bank intends to hold until maturity or until called are classified as Held to Maturity. These investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

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

Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the statements of financial condition net of unearned interest and the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED):

Allowance for Loan Losses - The allowance for a loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The provision for loan losses charged to income is based on management's best estimate after taking into consideration all factors connected with the collectability of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amount charged to income include internally generated loan review and loan evaluation reports, past due reports, watch lists, and historical loan loss experience. Consideration is also given to loan concentrations involving geography, business type and level of risk. Nonperforming loans are evaluated by management relative to their collateral value.

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

Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $919,000 and $714,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE 4    DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $8,584,000 and $2,927,000 at December 31, 2001 and 2000, respectively.


NOTE 5    INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

                                           Gross       Gross
                             Amortized  Unrealized   Unrealized      Fair
                               Cost       Gains        Losses        Value
                             ---------   -------      --------     ---------
       December 31, 2001

Available for sale
   U.S. government and
     agency securities     $ 6,992,000  $  99,000  $   16,000    $ 7,075,000
   Equity securities         1,533,000     69,000      37,000      1,565,000
                            ----------   --------   ---------     ----------

                           $ 8,525,000  $ 168,000  $   53,000    $ 8,640,000
                            ==========   ========   =========     ==========

Held to Maturity
   U.S. government and
     agency securities     $     1,000  $          $             $     1,000
   State and municipals        272,000      4,000                    276,000
   Mortgage-backed             160,000      4,000                    164,000
                            ----------   --------   ---------     ----------

                           $   433,000  $   8,000  $             $   441,000
                            ==========   ========   =========     ==========

       December 31, 2000

Available for sale
   U.S. government and
     agency securities     $ 9,966,000  $  42,000  $   88,000    $ 9,920,000
   Equity securities           838,000    563,000      44,000      1,357,000
                            ----------   --------   ---------     ----------

                           $10,804,000  $ 605,000  $  132,000    $11,277,000
                            ==========   ========   =========     ==========

Held to Maturity
   U.S. government and
     agency securities     $   752,000  $   2,000  $             $   754,000
   State and municipals        956,000     17,000                    973,000
   Mortgage-backed             275,000      3,000       1,000        277,000
                            ----------   --------   ---------     ----------

                           $ 1,983,000  $  22,000  $    1,000    $ 2,004,000
                            ==========   ========   =========     ==========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5    INVESTMENT SECURITIES (CONTINUED):

The amortized cost and fair value of investment securities at December 31, 2001, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 Securities Available     Securities Held
                                     for Sale                to Maturity
                                Amortized    Fair      Amortized     Fair
                                  Cost       Value       Cost        Value

Due after one year through
   five years                 $2,409,000  $ 2,487,000 $ 273,000   $ 277,000
Due five years through
   ten years                   3,683,000    3,713,000
Due after ten years              900,000      875,000
                               ---------   ----------  --------    --------

                               6,992,000    7,075,000   273,000     277,000

Mortgage-backed                                         160,000     164,000
Equity securities              1,533,000    1,565,000
                               ---------   ----------  --------    --------

                              $8,525,000  $ 8,640,000 $ 433,000   $ 441,000
                               =========   ==========  ========    ========

Realized gains and losses on available for sale securities are summarized below:

                                             2001        2000

Gains                                     $ 433,881   $ 474,234
Losses                                      191,554     143,117
                                           --------    --------

   Net Gains                              $ 242,327   $ 331,117
                                           ========    ========

Investment securities with a book value of $1,779,000 and $715,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required by law.


NOTE 6    LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

                                                         2001        2000

Commercial and agricultural loans                   $ 4,314,000  $ 4,058,000
Real estate mortgage                                 57,962,000   52,677,000
Real estate construction                              3,918,000    2,638,000
Loans to individuals, primarily collateralized
   by autos                                          27,875,000   20,459,000
All other loans                                         402,000      425,000
                                                     ----------   ----------

   Total Loans                                       94,471,000   80,257,000

Less unearned discount                                3,700,000    2,323,000
                                                     ----------   ----------

Loans, less unearned discount                        90,771,000   77,934,000

Less allowance for loan losses                        1,153,000      992,000
                                                     ----------   ----------

   Net Loans Receivable                             $89,618,000  $76,942,000
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

The Company has granted a blanket lien against their one to four person mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta.


NOTE 7    ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

                                                       2001          2000

Balance, beginning of year                        $   992,000    $  779,000
Provision acquired with purchase of
   Valley Finance Service                                           408,000
Provision charged to operating expenses               865,000       424,000
Recoveries of loans charged off                       236,000       136,000
Loans charged off                                    (940,000)     (755,000)
                                                   ----------     ---------

   Balance, End of Year                           $ 1,153,000    $  992,000
                                                   ==========     =========


NOTE 8    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment included in the financial statements at December 31, are as follows:

                                                       2001          2000

Land                                              $   479,000    $   342,000
Land improvements and buildings                     2,792,000      2,651,000
Furniture and equipment                             3,968,000      3,035,000
                                                   ----------     ----------

                                                    7,239,000      6,028,000
Less accumulated depreciation                       3,574,000      3,218,000
                                                   ----------     ----------

   Net                                            $ 3,665,000    $ 2,810,000
                                                   ==========     ==========


NOTE 9    DEPOSITS:

At December 31, 2001, the scheduled maturities of time deposits are as follows:

                      2002                         $ 40,122,000
                      2003                           10,682,000
                      2004                            4,342,000
                      2005                              988,000
                      2006                              890,000
                                                    -----------

                      Total                        $ 57,024,000
                                                    ===========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10   Long Term Debt:

Long term debt consist of the following at December 31:
                                                       2001         2000
Federal Home Loan Bank of Atlanta,
   fixed rate of 6.09%, $50,000 quarterly
   curtailment                                     $1,450,000     $1,650,000

Federal Home Loan Bank of Atlanta,
   Fixed rate of 5.85%, $112,500 quarterly
     curtailment                                    4,275,000        700,000

Subordinated Bonds of Valley Finance,
   due June 1, 2001, variable interest
   at prime plus one percent                                       1,087,000
                                                    ---------      ---------

   Total Borrowings                                $5,725,000     $3,437,000
                                                    =========      =========

The maturities of debt as of December 31, 2001 are as follows:

                      2002                         $  650,000
                      2003                            650,000
                      2004                            650,000
                      2005                            650,000
                      2006                            650,000
                      Thereafter                    2,475,000
                                                    ---------

                      Total                        $5,725,000
                                                    =========


NOTE 11   OTHER INCOME:

During 1999, the Bank entered into an agreement with its former President whereby this individual reimbursed the Bank for certain prior bank expenditures and certain costs associated therewith. The prior bank expenditures relate to direct purchases and credit card charges that were not found to have adequate documentation to support the business purpose of the expenditure. These items total $105,000 for the year ended December 31, 2000.


NOTE 12   OTHER EXPENSES:

Other expenses in the consolidated statement of income includes the following components:

                                                       2001          2000

Supplies and printing                             $   153,000    $  159,000
Directors fees                                        109,000       131,000
Professional fees                                     116,000       243,000
Life insurance                                         13,000       100,000
Telephone                                             107,000        74,000
Other                                                 924,000       770,000
                                                   ----------     ---------

   Total                                          $ 1,422,000    $1,477,000
                                                   ==========     =========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13   INCOME TAXES:

The components of income tax expense are as follows:
                                                        2001         2000

Current income tax expense                         $  709,000     $ 596,000
Deferred income tax expense (benefit)                 (72,000)       54,000
                                                    ---------      --------

   Income Tax Expense                              $  637,000     $ 650,000
                                                    =========      ========

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:
                                                       2001          2000
Income taxes computed at the applicable
   federal income tax rate                         $  636,000     $ 695,000
Increase (decrease) resulting from:
   Tax-exempt municipal income                        (39,000)      (48,000)
   State income taxes                                  35,000        10,000
   Other                                                5,000        (7,000)
                                                    ---------      --------

   Income Tax Expense                              $  637,000     $ 650,000
                                                    =========      ========

At December 31, the net deferred tax asset was made up of the following:
                                                        2001         2000
Deferred Tax Assets:
   Provision for loan losses                       $  287,000     $ 271,000
   Deferred compensation                              128,000       123,000
                                                    ---------      --------

   Total                                              415,000       394,000
                                                    ---------      --------

Deferred Tax Liabilities:
   Depreciation                                       139,000       134,000
   Cash surrender value of life insurance              47,000        50,000
   Securities available for sale                       40,000       182,000
   Other                                               10,000         7,000
   Difference in book and tax basis for
     equity investment                                               56,000
                                                    ---------      --------

   Total                                              236,000       429,000
                                                    ---------      --------

   Net Deferred Tax Asset (Liability)              $  179,000     $ (35,000)
                                                    =========      ========

The deferred tax effects of temporary differences effecting operations are as follows:
                                                        2001         2000

   Sale of equity investment                       $  (56,000)    $
   Provision for loan losses                          (16,000)       56,000
   Deferred compensation                               (5,000)      (18,000)
   Depreciation                                         5,000         4,000
   Cash surrender value of life insurance              (3,000)       12,000
   Other                                                3,000
                                                    ---------      --------

   Deferred Income Taxes                           $  (72,000)    $  54,000
                                                    =========      ========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14    DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2002, maximum amount of dividends the Bank can pay to the Company is $1,015,000, without requesting permission from the Federal Reserve Bank.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, the most recent notification from the institution's primary regulator, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented below: (in thousands)

                                                 For Capital     To Be Well
                                     Actual  Adequacy Purposes   Capitalized
                                Amount  Ratio  Amount   Ratio  Amount   Ratio

As of December 31, 2001:
   Total Capital (to Risk
     Weighted Assets)            $9,569  12.2%  $6,282  =>8.0% $7,853  =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)             8,585  10.9%   3,141  =>4.0%  4,712  => 6.0%
   Tier I Capital (to Average
     Assets)                      8,585   7.5%   4,571  =>3.0%  5,713  => 5.0%

As of December 31, 2000:
   Total Capital (to Risk
     Weighted Assets)            $8,992  13.5%  $5,345  =>8.0% $6,681  =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)             8,155  12.2%   2,672  =>4.0%  4,008  => 6.0%
   Tier I Capital (to Average
     Assets)                      8,155   8.4%   2,902  =>3.0%  4,837  => 5.0%

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16    LENDING COMMITMENTS:

The contract or notional amount of financial instruments with off-balance sheet risk are as follows:

                                                        2001         2000

Lines of Credit (commercial and personal)            $2,527,000  $2,670,000
Loan commitments and letters of credit
   (commercial and personal)                            758,000     543,000
Credit card unused credit limits                      2,734,000   2,716,000


NOTE 17    TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions to such related parties are shown in the following schedule:

                                                        2001         2000

Total loans, beginning of year                       $ 407,000   $  526,000
New loans                                              350,000       20,000
Payments                                               (82,000)    (139,000)
                                                      --------    ---------

   Total Loans, End of Year                          $ 675,000   $  407,000
                                                      ========    =========


NOTE 18    SUPPLMENTAL CASH FLOW DISCLOSURES:

In conjunction with the acquisition of Valley Finance in 2000, the following assets and liabilities were acquired:

Loans, net                                         $ 3,548,000
Goodwill                                               403,000
Other assets                                           210,000
Long-term debt                                      (2,312,000)
Short-term debt                                       (450,000)
Accrued expenses                                      (102,000)
                                                    ----------

   Cash Paid to Acquire Valley Finance             $ 1,297,000
                                                    ==========

Interest paid during 2001 and 2000 amounted to $3,593,000 and $3,193,000, respectively.

Income taxes paid amounted to $499,000 and $761,000 for 2001 and 2000, respectively.

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

Estimated fair value and the carrying value of financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                        2001                  2000
                                        ----                  ----
                               Estimated   Carrying    Estimated   Carrying
                               Fair Value    Value    Fair Value     Value

Financial Assets
   Cash                        $   4,865  $   4,865   $   4,643  $    4,643
   Federal funds sold              2,000      2,000         110         110
   Interest bearing deposits       4,258      4,258          47          47
   Securities available for sale   8,640      8,640      11,277      11,277
   Securities held to maturity       441        433       2,004       1,983
   Loans                          92,125     89,618      73,966      76,942
   Accrued interest receivable       532        532         641         641

Financial Liabilities
   Demand Deposits:
     Non-interest bearing         18,870     18,870      13,706      13,706
     Interest bearing             10,626     10,626       9,880       9,880
   Savings deposits               10,199     10,199       9,139       9,139
   Time deposits                  58,320     57,024      51,457      51,020
   Treasury tax and loan account       6          6          60          60
   Long term debt                  5,632      5,725       3,423       3,437


The carrying value of cash and cash equivalents, other investments, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2001 and 2000.

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

ASSETS                                              2001               2000

   Cash and cash equivalents                     $    572,910    $    979,440
   Investment in subsidiary                         9,013,375       8,523,736
   Securities available for sale                    1,564,556       1,357,295
   Due from subsidiaries                              149,104
   Bank premises and equipment, net                 1,029,890       1,069,827
   Income tax refund                                                  192,308
   Other receivables                                    3,848
                                                  -----------     -----------

     Total Assets                                $ 12,333,683    $ 12,122,606
                                                  ===========     ===========

LIABILITIES

   Deferred income taxes                         $     30,825    $    273,650
   Income tax payable                                  46,271
   Due to subsidiaries                                                 95,573
   Other liabilities                                                      421
                                                  -----------     -----------

     Total Liabilities                                 77,096         369,644
                                                  -----------     -----------

STOCKHOLDERS' EQUITY

   Common stock                                       555,558         558,058
   Retained earnings                               11,626,713      10,903,051
   Accumulated other comprehensive income              74,316         291,853
                                                  -----------     -----------

   Total Stockholders' Equity                      12,256,587      11,752,962
                                                  -----------     -----------

   Total Liabilities and Stockholders' Equity    $ 12,333,683    $ 12,122,606
                                                  ===========     ===========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS
           (CONTINUED):


                STATEMENTS OF NET INCOME AND RETAINED EARNINGS

INCOME                                                2001            2000

   Dividends from affiliate                        $   675,000   $   935,863
   Interest income                                      41,872        17,556
   Dividend income                                      20,165        23,774
   Security gains                                      242,327       327,412
   Rent income                                          82,874        82,874
   Other income                                             66         8,969
                                                    ----------    ----------

   Total Income                                      1,062,304     1,396,448
                                                    ----------    ----------

EXPENSES

   Occupancy expenses                                   39,936        39,972
   Furniture and equipment expenses                      9,022        16,607
   Other operating expenses                            100,211        97,934
                                                    ----------    ----------

   Total Expenses                                      149,169       154,513
                                                    ----------    ----------

Net income before income tax expense and increase
   in undistributed equity of affiliates               913,135     1,241,935

INCOME TAX EXPENSE                                     (85,000)     (110,000)
                                                    ----------    ----------

Net income before increase in undistributed
   income of affiliates                                828,135     1,131,935

Increase in undistributed income of
   affiliates                                          404,894       260,926
                                                    ----------    ----------

   NET INCOME                                        1,233,029     1,392,861

Retained earnings, beginning of year                10,903,051    10,274,779
Dividends on common stock                             (456,617)     (670,835)
Retirement of common stock                             (52,750)      (93,754)
                                                    ----------    ----------

Retained Earnings, End of Year                     $11,626,713   $10,903,051
                                                    ==========    ==========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS
           (CONTINUED):


                            STATEMENTS OF CASH FLOWS

                                                      2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $1,233,029    $1,392,861
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Undistributed subsidiary income               (404,894)     (261,280)
       Gain on security sales                        (242,327)     (327,412)
       Depreciation                                    39,938        39,971
       Net change in:
         Due from subsidiary                         (244,677)      302,058
         Other receivables                            234,729      (177,458)
         Accrued expenses                             (57,978)        7,842
                                                    ---------     ---------

   Net Cash Provided by Operating Activities          557,820       976,582
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available
     for sale                                       2,416,214     2,300,635
   Purchase of securities available for sale       (2,868,697)   (1,762,002)
   Purchase of bank premises and equipment                          (14,013)
                                                    ---------     ---------

   Net Cash Provided by (Used in) Investing
     Activities                                      (452,483)      524,620
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase and subsequent retirement of
     common stock                                     (55,250)      (96,531)
   Dividends paid                                    (456,617)     (840,975)
                                                    ---------     ---------

   Net Cash Used in Financing Activities             (511,867)     (937,506)
                                                    ---------     ---------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                       (406,530)      563,696

Cash and Cash Equivalents, Beginning of Year          979,440       415,744
                                                    ---------     ---------

Cash and Cash Equivalents, End of Year             $  572,910    $  979,440
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

                                  Term            Principal Occupation
  Directors            Age       Expires         During Past Five Years

Robert E. Long         71         2003          Real  estate  agent.  Director
                                                since  1989  and  Director  of
                                                the Bank since 1989.

Kyle Miller            67         2003          Retired   State   Police   and
Business
                                                Manager.  Director  since 1986
                                                and   Director   of  the  Bank
                                                since 1986.

Patricia G. Baker      59         2003          Retired   bank   officer.
                                                Director  since 1989 and
                                                Director of the Bank since 1989.

Thomas R. Rosazza      60         2004          President,   Holding   Company
                                                and Bank.  Director since 1984
                                                and   Director   of  the  Bank
                                                since 1973.

David N. Slye          49         2004          Insurance   agent.    Director
                                                since  1996  and  Director  of
                                                the Bank since 1996.

Harry F. Louderback    61         2004          Farmer/retired    from    FBI.
                                                Director  since 1998 and
                                                Director of the Bank since 1998.

Louis L. Bosley        70         2002          Businessman  -  auto  service.
                                                Director  since 1984 and
                                                Director of the Bank since 1976.

Mark N. Reed           44         2002          Attorney   at  Law.   Director
                                                since  1994  and  Director  of
                                                the Bank since 1994.

E. Powell Markowitz    50         2002          Businessman - Hotel/Restaurant.
                                                Director since  1999  and
                                                Director of the Bank since 1999.

Other Executive
  Officers             Age

Ronald R. Diehl        55                       Senior Vice President/
                                                Commercial  Lending,
                                                Pioneer Bank.

Brenda B. Kite         54                       Senior   Vice   President/CFO,
                                                Pioneer Bank.

Betty J. Purdham       53                       Senior Vice  President/
                                                Operations- Consumer Lending,
                                                Pioneer Bank.

Judy L. Painter        52                       Senior Vice President/
                                                Administration, Pioneer Bank.

     The Board of Directors has six standing committees, namely; Personnel/Compensation, Investment, Audit/Compliance and
Strategic Planning, Electronic Data Processing, and Asset/Liability Management.

Section 16(a)  Beneficial Ownership Reporting Compliance

     Based on a review of report of changes in beneficial ownership of Common Stock and written representations furnished to the Holding Company, the Holding Company believes its officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2001.


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

Summary Compensation Table

                                                 Annual Compensation (1)
Name and Principal Position    Year           Salary      Bonus    Other

Thomas R. Rosazza, President   2001          $ 93,275   $45,000   $   None
                               2000            89,042    45,000       None

(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

     Directors of the Holding Company receive an annual fee of $1,800 for attending meetings of the Board of Directors and $150 for each Board committee meeting they attend. In addition, Directors of Pioneer Bank receive a fee of $800 for each meeting of the Bank Board of Directors they attend.

Item 11.Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2002, certain information with respect to the beneficial ownership of the Holding Company's common stock, par value $.50 per share ("Common Stock"), held by each director of the Holding Company, the executive officers and by the directors and all executive officers as a group.

     As of February 28, 2002, the Holding Company is not aware of any beneficial owners of 5% or more of the Holding Company's common stock except for the Pioneer Bankshares, Inc. Employee Stock Ownership Plan ("ESOP"). As of February 28, 2002, the ESOP held 76,779 (6.91%) shares of common stock. Employees have voting rights for the shares of common stock allocated to them by the ESOP.

                              Amount and Nature of
     Directors               Beneficial Ownership (1)       Percent of Class

Patricia G. Baker                     15,956                       1.44%
108 Running Pine Road
Stanley, VA  22851

Louis L. Bosley, Chairman             22,850                       2.06%
135 S. Bosley Drive
P.O. Box 190
Stanley, VA  22851

                              Amount and Nature of
     Directors               Beneficial Ownership (1)       Percent of Class

Robert E. Long                        15,275                       1.37%
123 Valley Drive
Luray, VA  22835

Harry F. Louderback                   17,710                       1.59%
1001 Old Farm Road
Shenandoah, VA  22849

E.Powell Markowitz                     1,430                       *
270 Circle View Road
Luray, VA  22835

Kyle L. Miller                        10,130                       *
1394 Aylor Grubbs Avenue
Stanley, VA  22851

Mark N. Reed                           4,080                       *
P.O. Box 766
Luray, VA  22835

Thomas R. Rosazza, President          16,562                       1.49%
P.O. Box 96
Shenandoah, VA  22849

David N. Slye                          1,230                       *
1908 Bixler Ferry Road
Luray, VA  22835


All Directors and Executive
    Officers as a Group              105,223                       9.47%

                                                         Less than 1% *

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

Item 12.    Certain Relationships and Related Transactions

     During 2001, the Bank extended credit to its directors. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable credits on terms that do not involve more than the normal risk or collectibility or present other unfavorable features.

Part IV

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

              3 ii Bylaws of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

              21     List of Subsidiaries of the Small Business Issuer.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending December 31, 2001.

                                    SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Pioneer Bankshares, Inc.



                                    By:  /s/ THOMAS R. ROSAZZA
                                         --------------------------------
                                         Thomas R. Rosazza
                                         President and Chief
                                         Financial Officer



                                    By:  /s/ BRENDA KITE
                                         --------------------------------
                                         Brenda Kite
                                         Vice President and Chief
                                         Financial Officer


Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

/s/ ROBERT E. LONG                                            March 28, 2002
-------------------------                                    ---------------
Robert E. Long                          Director

/s/ KYLE MILLER                                               March 28, 2002
-------------------------                                    ---------------
Kyle Miller                             Director


-------------------------                                    ---------------
Patricia G. Baker                       Director

/s/ DAVID N. SLYE                                             March 28, 2002
-------------------------                                    ---------------
David N. Slye                           Director


-------------------------                                    ---------------
Harry F. Louderback                     Director

/s/ LOUIS L. BOSLEY                                           March 28, 2002
-------------------------                                    ---------------
Louis L. Bosley                         Director


-------------------------                                    ---------------
Mark N. Reed                            Director

/s/ E. POWELL MARKOWITZ                                       March 28, 2002
-------------------------                                    ---------------
E. Powell Markowitz                     Director

/s/ THOMAS R. ROSAZZA                                         March 28, 2002
---------------------------        President , Chief          --------------
Thomas R. Rosazza                   Executive Officer
                                      and Director