Form 10QSB
period 2002-03-31
PIONEER BANKSHARES INC/VA
filed 2002-05-09
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
  March 31, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at March 31, 2002
------------------------                        -----------------------------
Common Stock, par value - $.50                            1,111,109 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                               -----      ----

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2002 and 2001                                2

           Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001                                            3

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months Ended March 31, 2002 and 2001          4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2002 and 2001                                5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8


PART II    OTHER INFORMATION                                           15

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       15

Item 3.    Defaults upon Senior Securities                             15

Item 4.    Submission of Matters to a Vote of Security Holders         15

Item 5.    Other Information                                           15

Item 6.    Exhibit and Reports on Form 8K                              15


           SIGNATURES                                                  16

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2002          2001
Interest and Dividend Income:
   Loans including fees                             $    2,322    $   2,118
   Debt securities - taxable                               100          156
   Debt securities - nontaxable                             23           35
   Deposits and federal funds sold                          17           40
   Equity securities                                        17            1
                                                     ---------     --------

   Total Interest and Dividend Income                    2,479        2,350
                                                     ---------     --------

Interest Expense:
   Deposits                                                764          837
   Borrowings                                               82           49
                                                     ---------     --------

   Total Interest Expense                                  846          886
                                                     ---------     --------

Net Interest Income                                      1,633        1,464
Provision for loan losses                                  210          158
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,423        1,306
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     181          141
   Other income                                             62           57
   Gain (loss) on security transactions                     (5)         357
                                                     ---------     --------

   Total Noninterest Income                                238          555
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   554          503
   Occupancy expenses                                       69           69
   Equipment expenses                                      157          112
   Other expenses                                          471          387
                                                     ---------     --------

   Total Noninterest Expenses                            1,251        1,071
                                                     ---------     --------

Income before Income Taxes                                 410          790
Income Tax Expense                                         130          272
                                                     ---------     --------

Net Income                                          $      280    $     518
                                                     =========     ========

Per Share Information
   Net income                                      $      0.25   $     0.46
                                                     ==========    =========
   Dividends                                       $      0.11   $     0.10
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,111,109    1,116,116
                                                     =========    =========

       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,   December 31,
                                                        2002          2001
ASSETS

Cash and due from banks                              $   4,936    $   4,865
Federal funds sold                                       6,050        2,000
Interest bearing deposits in banks                       3,975        4,258
Investment securities
   Held to maturity                                        292          433
   Available for sale                                   10,498        8,641
Loans receivable, net of allowance for loan
   losses of $1,188 and $1,153 respectively             92,357       89,619
Bank premises and equipment, net                         3,630        3,665
Other assets                                             2,343        2,218
Goodwill                                                   368          374
                                                      --------     --------

   Total assets                                      $ 124,449    $ 116,073
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  20,572    $  18,870
   Interest bearing
      Demand                                            11,647       10,626
      Savings                                           10,881       10,199
      Time deposits over $100,000                       10,534        8,407
      Other time deposits                               51,376       48,617
                                                      --------     --------

   Total Deposits                                      105,010       96,719

Accrued expenses and other liabilities                   1,442        1,372
Borrowings                                               5,563        5,725
                                                      --------     --------

   Total Liabilities                                   112,015      103,816
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized 5,000,000,
   outstanding 1,111,109                                   556          556
Retained earnings                                       11,784       11,627
Accumulated other comprehensive income                      94           74
                                                      --------     --------

   Total Stockholders' Equity                           12,434       12,257
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 124,449    $ 116,073
                                                      ========     ========


       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                      Three Months Ended
                                                           March 31,
                                                       2002         2001

Balance, beginning of period                       $  12,257     $  11,753

Comprehensive Income:

   Net income for period                                 280           518
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                 20          (248)
                                                    --------      --------

   Total Comprehensive Income                            300           270

Dividends declared                                      (123)         (111)
                                                    --------      --------

Balance, end of period                             $  12,434     $  11,912
                                                    ========      ========


       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2002         2001
Cash Flows from Operating Activities:
   Net income                                        $     280   $     518
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         210         158
         Depreciation                                      105          62
         Net Accretion/Amortization of securities            4           5
         Loss (gain) on sale of securities                   5        (357)
         Income on insurance policies                      (10)         (8)
         Net change in:
            Accrued income                                 (83)        (55)
            Other assets                                   (20)         30
            Accrued expense and other liabilities          (65)        280
                                                      --------    --------

   Net Cash Provided by Operating Activities               426         633
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (4,050)     (5,150)
   Net increase (decrease) in interest
      bearing deposits                                     283          (5)
   Proceeds from maturities and sales
      of securities available for sale                     366       2,302
   Proceeds from maturities and calls
      of securities held to maturity                       143         637
   Purchase of securities available for sale            (2,201)       (895)
   Net increase in loans                                (2,948)       (486)
   Purchase of bank premises and equipment                 (77)       (194)
                                                      --------    --------

   Net Cash Used in Investing Activities                (8,484)     (3,791)
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                        3,405       1,892
      Time deposits                                      4,886       3,116
   Curtailments of borrowings                             (162)       (994)
                                                      --------    --------

   Net Cash Provided by Financing Activities             8,129       4,014
                                                      --------    --------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash
      equivalents                                           71         856
   Cash and Cash Equivalents, beginning of year          4,865       4,643
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   4,936   $   5,499
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $     812   $     819
      Income taxes                                   $       2


       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-month periods ended March 31, 2002 and March 31, 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2002 and December 31, 2001 follows:

                                              2002                2001
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            State and municipal        $    168 $    170   $   273  $   277
            Mortgage-backed securities      124      127       160      164
                                        -------  -------    ------   ------

            Total                      $    292 $    297   $   433  $   441
                                        =======  =======    ======   ======


         Securities available for sale:
            U.S. Treasury and agency
              obligations              $  6,155 $  6,208   $ 4,649  $ 4,748
            Municipal Securities          2,344    2,338     2,344    2,328
            Equity Securities             1,851    1,952     1,532    1,565
                                        -------  -------    ------   ------

            Total                      $ 10,350 $ 10,498   $ 8,525  $ 8,641
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                     March 31,   December 31,
                                                        2002         2001

         Real estate loans                            $ 64,043    $ 61,880
         Commercial and industrial loans                 4,316       4,580
         Loans to individuals, primarily
            collateralized by autos                     27,206      26,867
         All other loans                                 1,895       1,145
                                                       -------     -------

            Total Loans                                 97,460      94,472

         Less unearned discount                         (3,915)     (3,700)
                                                       -------     -------

         Loans, less unearned discount                  93,545      90,772

         Less allowance for loan losses                 (1,188)     (1,153)
                                                       -------     -------

            Net Loans Receivable                      $ 92,357    $ 89,619
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                          2002        2001

         Balance, beginning of period                 $  1,153    $    992
         Provision charged to operating expenses           210         158
         Recoveries of loans charged off                    51          72
         Loans charged off                                (226)       (141)
                                                       -------     -------

         Balance, End of Period                       $  1,188    $  1,081
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

For the first quarter of 2002, net income was $280,000 ($.25 per share) compared with $518,000 ($0.46 per share) for the first quarter of 2001. The first quarter of 2001 included significant security gains of $357,000 ($221,000 net of tax effect) which represented $0.20 a share.

Net income per share, exclusive of security transactions was $0.25 for the first quarter of 2002 compared with $0.27 for the first quarter of 2001.

During the first quarter of 2002, the bank began selling non-deposit investments through their subsidiary Pioneer Financial Services, L.L.C.

During the first quarter of 2002, an increase in deposits of $8,291,000 (8.57%) was used to fund investments in real estate loans, available for sale investments and federal funds.

Merger of Subsidiary

As of January 1, 2002, the Bank's subsidiary, Valley Finance Company ("VFC"), was merged into Pioneer Bank. The merger was effected in order to improve efficiency and reduce operating costs. At December 31, 2001, VFS had total loans of $3,473,000.

Results of Operations

Net Interest Margin

The dollar amount of the tax equivalent net interest margin increased $164,000 or 11.04% in the first quarter of 2002 compared to the first quarter of 2001. This was primarily due to an increase in the volume of real estate and installment loans coupled with a decrease in rates paid on deposits and borrowings during the first quarter of 2002. Overall rates decreased in the first quarter of 2002 compared to 2001 due to the Federal Reserve lowering interest rates. Rates on installment loans decreased because high interest rate loans made by Valley Finance Company represented a smaller percentage of loans. As a result, the net yield on interest earning assets decreased from 6.36% for the first quarter of 2001 to 6.04% for the first quarter of 2002. See the Net Interest Margin Analysis in Table I.

Noninterest Income

For the first quarter of 2002, noninterest income decreased $317,000 from the first quarter of 2001. This was predominantly due to a decrease in securities gains of $362,000. Non-interest income exclusive of security transactions, increased from .77% of average assets at March 31, 2001 to .82% at March 31, 2002. This was primarily the result of increased service charges due to deposit account growth. During 2001, the Bank began offering Bounce checking, an overdraft line attached to checking accounts, which resulted in an increase in NSF charges during the first quarter of 2002.

Noninterest Expense

For the first quarter of 2002, noninterest expense increased $180,000 (16.81%) over the first quarter of 2001. Salaries and benefits accounted for $51,000 of this total. This increase resulted from the addition of employees for a new branch office opened April 9, 2001. Equipment expense increased by $45,000 (40.18%) due to increased depreciation on significant asset purchases in the third quarter of 2001. The increase in other expenses is due to legal fees of $51,500 relating to the Bank's Employee Stock Ownership Plan and additional expenses relating to the new branch. Noninterest expense decreased from 4.32% of average assets to 4.20%.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March
31, 2002, the market value of all securities available for sale exceeded their amortized cost by $148,000 ($94,000 after the consideration of income taxes). This is the result of an increase in the unrealized gain on equity investments. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities increased 18.91% in the first quarter of 2002. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 18.59% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value.

Loan Portfolio

The Company operates in an agriculturally dominated area which includes the counties of Shenandoah, Page, and Rockingham in the western portion of Virginia. The new branch in Standardsville extends the Company's market area to include Greene County. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized businesses within its service area.

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

In the first three months of 2002,, the loan portfolio increased $2,773,000. Loan demand continued to be good during the first quarter of 2002, with a significant increase in real estate loans. A schedule of loans by type is shown in a note to the consolidated financial statement. Installment loans, primarily collateralized by automobiles, increased significantly from the first quarter of 2001 due to new loans made at the Stanardsville branch.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $821,000 at March 31, 2002 compared to $895,000 at December 31, 2001. A majority of these past due loans are secured by real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2002 not included in the past due or nonaccrual status.

As of March 31, 2002 the Company did not hold any real estate that was acquired through foreclosure.

Allowance for Loan Losses

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local collateral values and future cash flows on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.

The provision for loan losses and changes in the allowance for loan losses are shown in Note 4 to the financial statements.

The allowance for loan losses of $1,188,000 at March 31, 2002 was up $35,000 from its level at December 31, 2001. The allowance was equal to 1.27% of total loans at March 31, 2002 and December 31, 2001. In the opinion of management, the allowance, is adequate to absorb estimated losses inherent in the Company's portfolio.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 34.29% in the first quarter of 2002. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2002, the Company's total risk based capital and total capital to total assets ratios were 12.21% and 10.96%, respectively. Both ratios are in excess of regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Interest Rate Sensitivity

Liquidity as of March 31, 2002 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Bank has used deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Bank reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2002.

As of March 31, 2002, the Company had a cumulative Gap Rate Sensitivity Ratio of 2.24% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Material Commitments

The Company entered an agreement to purchase a lot for a new branch located in Harrisonburg for $249,000. The current Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. The estimated cost of constructing the new branch has not been determined.

Effect of Proposed Accounting Standards

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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                           March 31,2002                 March 31,2001

                     Average  Income/              Average  Income/
                     Balance  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,950   $   62    8.41%     $ 3,784   $   94    9.94%
    Real estate      63,673    1,330    8.36%      56,194    1,244    8.86%
    Installment      23,892      880   14.73%      17,309      726   16.78%
    Credit Card         940       50   21.28%       1,021       54   21.16%
  Federal funds
    sold              4,123       17    1.65%       3,108       40    5.15%
  Interest bearing
    deposits          4,221       17    1.61%          58        1    6.90%
  Investments
    Taxable 3         6,981      105    6.04%       9,627      160    6.66%
    Nontaxable 2      2,514       35    5.54%       2,411       53    8.80%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets            109,294    2,496    9.14%      93,512    2,372   10.15%
                     -------   -----   -----       ------    -----   -----

Interest Expense
  Demand deposits    30,671       28    0.37%      24,608       44    0.72%
  Savings            10,599       30    1.13%       9,112       41    1.80%
  Time deposits      58,459      706    4.83%      52,921      752    5.68%
  Borrowings          5,718       82    5.74%       2,500       49    7.84%
                     ------    -----   -----       ------    -----   -----

Total Interest
  Bearing
  Liabilities      $105,447   $  846    3.21%     $89,141   $  886    3.98%
                     =======   =====   =====       ======    =====   =====

Net Interest Margin 1          1,650                         1,486
                               =====                         =====

Net yield on interest
  earning assets                        6.04%                         6.36%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2002
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans:
Commercial             $ 1,254  $   893  $   489  $   142  $        $ 2,778
Installment              1,145    1,028   19,894    2,483            24,550
Real estate              6,848    8,348   34,638   15,474            65,308
Credit Card                                  909                        909
Interest bearing
   bank deposits         3,975                                        3,975
Investment securities                 8    4,772    4,058    1,952   10,790
Federal funds sold       6,050                                        6,050
                        ------   ------   ------   ------   ------   ------

Total                   19,272   10,277   60,702   22,157    1,952  114,360
                        ------   ------   ------   ------   ------  -------

Sources of Funds:

Interest bearing
   demand deposits      11,647                                       11,647
Regular savings         10,881                                       10,881
Certificates of deposit
   $100,000 and over     2,456    7,194      884                     10,534
Other certificates
   of deposit            9,601   28,714   13,061                     51,376
Borrowings                 163      488    2,600    2,312             5,563
                        ------   ------   ------   ------   ------   ------

Total                   34,748   36,396   16,545    2,312            90,001

Discrete Gap           (15,476) (26,119)  44,157   19,845    1,952   24,359

Cumulative Gap         (15,476) (41,595)   2,562   22,407   24,359

Ratio of Cumulative
   Gap To Total
   Earning Assets       -13.53%  -36.37%    2.24%   19.59%   21.30%

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

               3ii Bylaws of Pioneer Bankshares, Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K for the quarter ending March 31, 2002.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



                                 /s/ THOMAS R. ROSAZZA
                                 ---------------------------------
                                 Thomas R. Rosazza
                                 President



                                 /s/ BRENDA KITE
                                 ---------------------------------
                                 Brenda Kite
                                 Vice President and Chief Financial Officer


Date    May 9, 2002
       --------------