Form 10QSB
period 2002-06-30
PIONEER BANKSHARES INC/VA
filed 2002-08-12
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
                                                                     -------
 June 30, 2002


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at June 30, 2002
------------------------                         ----------------------------
Common Stock, par value - $.50                            1,111,109 shares

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                            ---         ----

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended June 30, 2002 and 2001                                 2

           Consolidated Statements of Income - Six Months
           Ended June 30, 2002 and 2001                                 3

           Consolidated Balance Sheets - June 30, 2002 and
           December 31, 2001                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 2002 and 2001             5

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2002 and 2001                                 6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       17

Item 3.    Defaults upon Senior Securities                             17

Item 4.    Submission of Matters to a Vote of Security Holders         17

Item 5.    Other Information                                           17

Item 6.    Exhibit and Reports on Form 8K                              17


           SIGNATURES                                                  18

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            June 30,
                                                        2002          2001
Interest and Dividend Income:
   Loans including fees                             $    2,300    $   2,141
   Debt securities - taxable                                96          131
   Debt securities - nontaxable                             23           26
   Deposits and federal funds sold                          41           74
   Equity securities                                        17            4
                                                     ---------     --------

   Total Interest and Dividend Income                    2,477        2,376
                                                     ---------     --------

Interest Expense:
   Deposits                                                776          850
   Borrowings                                               83           75
                                                     ---------     --------

   Total Interest Expense                                  859          925
                                                     ---------     --------

Net Interest Income                                      1,618        1,451
Provision for loan losses                                  288          119
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,330        1,332
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     211          164
   Other income                                            252           15
   Loss on security transactions                           (59)         (15)
                                                     ---------     --------

   Total Noninterest Income                                404          164
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   559          520
   Occupancy expenses                                       66           66
   Equipment expenses                                      159          112
   Other expenses                                          500          355
                                                     ---------     --------

   Total Noninterest Expenses                            1,284        1,053
                                                     ---------     --------

Income before Income Taxes                                 450          443
Income Tax Expense                                         148          143
                                                     ---------     --------

Net Income                                          $      302    $     300
                                                     =========     ========

Per Share Data
   Net income                                       $      0.27   $     0.27
                                                     ==========    =========
   Dividends                                        $      0.11   $     0.10
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,111,109     1,116,109
                                                     =========     =========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        2002          2001
Interest and Dividend Income:
   Loans including fees                             $    4,622    $   4,259
   Debt securities - taxable                               196          287
   Debt securities - nontaxable                             46           61
   Deposits and federal funds sold                          58          114
   Equity securities                                        34            5
                                                     ---------     --------

   Total Interest and Dividend Income                    4,956        4,726
                                                     ---------     --------

Interest Expense:
   Deposits                                              1,540        1,687
   Borrowings                                              165          124
                                                     ---------     --------

   Total Interest Expense                                1,705        1,811
                                                     ---------     --------

Net Interest Income                                      3,251        2,915
Provision for loan losses                                  498          277
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       2,753        2,638
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     392          305
   Other income                                            314          112
   Gain (loss) on security transactions                    (64)         342
                                                     ---------     --------

   Total Noninterest Income                                642          759
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                 1,113        1,023
   Occupancy expenses                                      135          135
   Equipment expenses                                      316          224
   Other expenses                                          971          782
                                                     ---------     --------

   Total Noninterest Expenses                            2,535        2,164
                                                     ---------     --------

Income before Income Taxes                                 860        1,233
Income Tax Expense                                         278          415
                                                     ---------     --------

Net Income                                          $      582    $     818
                                                     =========     ========

Per Share Data
   Net income                                       $      0.52   $     0.73
                                                     ==========    =========
   Dividends                                        $      0.22   $     0.20
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,111,109     1,116,109
                                                     =========     =========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,    December 31,
                                                        2002          2001
ASSETS

Cash and due from banks                              $   5,716    $   4,865
Federal funds sold                                      13,150        2,000
Interest bearing deposits in banks                       3,752        4,258
Investment securities
   Held to maturity                                        276          433
   Available for sale                                    7,734        8,641
Loans receivable, net of allowance for loan
   losses of $1,248 and $1,153 respectively             91,342       89,619
Premises and equipment                                   3,883        3,665
Other assets                                             2,799        2,592
                                                      --------     --------

   Total assets                                      $ 128,652    $ 116,073
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  20,974    $  18,870
   Interest bearing
      Demand                                            12,199       10,626
      Savings                                           11,161       10,199
      Time deposits over $100,000                       10,640        8,407
      Other time deposits                               54,278       48,617
                                                      --------     --------

   Total Deposits                                      109,252       96,719

Accrued expenses and other liabilities                   1,348        1,372
Borrowings                                               5,400        5,725
                                                      --------     --------

   Total Liabilities                                   116,000      103,816
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000, outstanding 1,111,109                        556          556
Retained earnings                                       11,964       11,627
Accumulated other comprehensive income                     132           74
                                                      --------     --------

   Total Stockholders' Equity                           12,652       12,257
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 128,652    $ 116,073
                                                      ========     ========

                            PIONEER BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                       Six Months Ended
                                                           June 30,
                                                       2002         2001

Balance, beginning of period                       $  12,257     $  11,753

Comprehensive Income:

   Net income for period                                 582           818
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                 58          (218)
                                                    --------      --------

   Total Comprehensive Income                            640           600

Dividends declared                                      (245)         (223)
                                                    --------      --------

Balance, end of period                             $  12,652     $  12,130
                                                    ========      ========

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                        2002         2001
Cash Flows from Operating Activities:
   Net income                                        $     582   $     818
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         498         277
         Depreciation and amortization                     331         139
         Net Accretion/Amortization of securities            8          13
         Gain (loss) on sale of securities                  64        (342)
         Income on insurance policies                      (18)        (18)
         Net change in:
            Accrued income                                 (84)         82
            Other assets                                  (118)       (106)
            Accrued expense and other liabilities         (178)       (265)
                                                      --------    --------

   Net Cash Provided by Operating Activities             1,085         616
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                    (11,150)     (5,970)
   Net change in interest bearing deposits                 506      (4,637)
   Proceeds from maturities and sales
      of securities available for sale                   3,122       5,216
   Proceeds from maturities and calls
      of securities held to maturity                       159         661
   Purchase of securities available for sale            (2,199)     (1,934)
   Net increase in loans                                (2,221)     (1,820)
   Purchase of bank premises and equipment                (536)       (266)
                                                      --------    --------

   Net Cash Used in Investing Activities               (12,319)     (8,768)
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                        4,639       3,587
      Time deposits                                      7,894       3,639
   Proceeds from borrowings                                          4,500
   Curtailments of borrowings                             (325)     (1,887)
   Dividends paid                                         (123)       (112)
                                                      --------    --------

   Net Cash Provided by Financing Activities            12,085       9,727
                                                      --------    --------

Cash and Cash Equivalents
   Net increase in cash and cash equivalents               851       1,575
   Cash and Cash Equivalents, beginning of year          4,865       4,643
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   5,716   $   6,218
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $   1,756   $   1,806
      Income taxes                                   $     161   $      54

                            PIONEER BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three-month periods and year to date periods ended June 30, 2002 and June 30, 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2002 and December 31, 2001 follows:

                                              2002                2001
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            U.S. Treasury and agency
              obligations              $    107 $    113   $        $
            State and municipal             169      172       273      277
            Mortgage-backed securities                         160      164
                                        -------  -------    ------   ------

            Total                      $    276 $    285   $   433  $   441
                                        =======  =======    ======   ======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $  3,801 $  3,889   $ 4,649  $ 4,748
            Municipal Securities          2,343    2,398     2,344    2,328
            Equity Securities             1,386    1,447     1,533    1,565
                                        -------  -------    ------   ------

            Total                      $  7,530 $  7,734   $ 8,526  $ 8,641
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                      June 30,   December 31,
                                                        2002         2001

         Real estate loans                            $ 65,759    $ 61,880
         Commercial and industrial loans                 4,030       4,580
         Loans to individuals, primarily
            collateralized by autos                     25,450      26,867
         All other loans                                 1,000       1,145
                                                       -------     -------

            Total Loans                                 96,239      94,472

         Less unearned discount                         (3,649)     (3,700)
                                                       -------     -------

         Loans, less unearned discount                  92,590      90,772

         Less allowance for loan losses                 (1,248)     (1,153)
                                                       -------     -------

            Net Loans Receivable                      $ 91,342    $ 89,619
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the six months ended June 30, 2002 and 2001 follows:

                                                          2002        2001

         Balance, beginning of period                 $  1,153    $    992
         Provision charged to operating expenses           498         277
         Recoveries of loans charged off                   120         129
         Loans charged off                                (523)       (384)
                                                       -------     -------

         Balance, End of Period                       $  1,248    $  1,014
                                                       =======     =======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

In the first half of 2002, net income including securities transactions decreased $236,000 (28.85%) when compared with the first half of 2001 resulting in a decrease in earnings per share of $.21. The first half of 2001 included significant security gains of $342,000 ($212,000 net of tax effect) which represents $0.19 a share.

Net income per share, exclusive of security transactions was $0.56 for the first half of 2002 compared to $0.54 for the first half of 2001.

Results of Operations

Net Interest Margin

The tax equivalent net interest income increased $331,000 or 11.20% in the first half of 2002 compared to the first half of 2001; however, the net interest margin decreased from 6.21% to 5.81%. This occurred primarily because the funds provided from deposit growth were invested in federal funds sold which had a yield of only 1.65%. The federal funds rate decreased from 2001 to 2002 due to the Federal Reserve Bank drastically lowering rates. The Company plans to invest in more securities and expand their commercial loan portfolio during the second half of 2002.

Noninterest Income

In the first half of 2002, noninterest income decreased $117,000. This was due to a combination of factors. Service charge income increased $87,000 primarily due to increased NSF charges generated by a new product called Bounce checking. Other income increased $202,000 due to receipt of $190,000 insurance settlement reimbursing expenses relating to the Company's ESOP. Offsetting these increases was a significant decrease in gains on security transactions of $406,000. Non-interest income exclusive of security transactions and insurance proceeds, increased from 0.78% of average assets at June 30, 2001 to 0.81% at June 30, 2002.

Noninterest Expense

Noninterest expense increased $371,000 (17.14%). Increases in other expenses accounted for $189,000 of this total due to the following: $76,000 increase in legal fees, $16,000 in fees for the new Bounce checking product, and a $16,000 increase in telephone expenses due to the additional branches. Legal fees relating to the Company's ESOP totaled $108,000 for the first half of 2002. Equipment expenses increased in the first half of 2002 due to depreciation on significant asset purchases in the third quarter of 2001. Noninterest expense decreased from 4.06% of average assets at June 30, 2001 to 4.00% at June 30, 2002.

The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. ("Company") and its subsidiary Pioneer Bank ("Bank").

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June 30, 2002, the market value of all securities available for sale was in excess of their amortized cost by $204,000 ($132,000 after the consideration of income taxes). Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 11.73% in the first half of 2002. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 18.71% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in an agriculturally dominated area which includes the counties of Page, Greene, and Rockingham and the City of Harrisonburg in the western portion of Virginia. The new branch in Stanardsville opened in April 2001 and extended the Company's market area to include Greene County. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in residential real estate loans and consumer auto loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed in the agricultural sector of the economy or employed by businesses outside our service area. The Company monitors its past due loans, however, delinquencies have increased moderately at June 30, 2002.

The first half of 2002 resulted in a $1,818,000 increase in the loan portfolio. Loan growth slowed during the first half of 2002 because the Company decided to reduce their automobile financing. In the second half of 2002, management plans on expanding their commercial loan portfolio and reducing interest rates to slow deposit growth. The information detailing loans is shown in a note to the consolidated financial statement.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on the original interest rate or repayment terms have changed due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $950,000 at June 30, 2002 compared to $865,000 at December 31, 2001. The increase was primarily attributable to the increase in past due installment loans secured by automobiles. Although the potential exists for some loan losses, management believes the Company is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2002 not included in the past due or nonaccrual status.

As of June 30, 2002 the Company did not hold any real estate that was acquired through foreclosure.

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

The allowance for loan losses of $1,248,000 at June 30, 2002 increased $95,000 from its level at December 31, 2001. The increase was primarily due to the Company providing an additional allowance for loans secured by used automobiles. The allowance was equal to 1.35% and 1.27% of net loans at June 30, 2002 and December 31, 2001, respectively. In the opinion of management, the allowance is adequate to absorb estimated losses inherent in the Company's portfolio.

Premises and Equipment

During the second quarter of 2002, the Company purchased a lot for a new branch located in Harrisonburg for $249,000. The current Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. The estimated cost of constructing the new branch is $750,000.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company realized annualized deposit growth of 25.92% in the first half of 2002. This increase was mainly in the area of noninterest bearing demand deposits and certificates of deposits.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2002 and 2001, the Company's total capital to total assets ratios were 9.83% and 10.56%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Interest Rate Sensitivity

Liquidity as of June 30, 2002 remains adequate. The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Company has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of June 30, 2002.

As of June 30, 2002, the Company had a cumulative Gap Rate Sensitivity Ratio of (31.08%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                         Six Months Ended              Six Months Ended
                           June 30, 2002                 June 30, 2001

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,969   $  124    8.35%     $ 3,755   $  217   11.56%
    Real estate      65,049    2,664    8.19%      55,920    2,467    8.82%
    Installment      23,546    1,739   14.77%      18,156    1,471   16.20%
    Credit Card         915       95   20.77%         991      104   20.99%
  Federal funds
    sold              7,040       58    1.65%       4,95  6    114    4.60%
  Equity Securities   4,078       34    1.67%         288        5    3.47%
  Investments
    Taxable 3         7,065      207    5.86%       8,552      296    6.91%
    Nontaxable 2      2,513       70    5.55%       2,516       92    7.35%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             113,175   4,991    8.82%      95,134    4,766   10.02%
                     -------   -----   -----       ------    -----   -----

Interest Expense
  Demand deposits    11,697       60    1.03%      10,202       86    1.69%
  Savings            10,807       62    1.15%       9,378       85    1.81%
  Time deposits      61,205    1,418    4.63%      53,539    1,516    5.66%
  Borrowings          5,636      165    5.86%       2,549      124    9.73%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $89,345   $1,705    3.82%     $75,668   $1,811    4.79%
                     ======    =====   =====       ======    =====   =====

Net Interest Income 1          3,286                         2,955
                              ======                         =====

Net Interest Margin                     5.81%                         6.21%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
4 Average balances include non-accruing loans

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                           June 30, 2002                 June 30, 2001

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,989   $   62    8.30%     $ 3,727   $  123   13.20%
    Real estate      66,410    1,334    8.03%      55,650    1,224    8.79%
    Installment      23,203      859   14.81%      18,994      745   15.69%
    Credit Card         891       45   20.20%         961       50   20.81%
  Federal funds sold  9,924       41    1.65%       6,783       74    4.36%
  Interest bearing
    deposits          3,937       17    1.73%         516        4    3.10%
  Investments
    Taxable 3         7,150      102    5.69%       7,592      135    7.13%
    Nontaxable 2      2,512       35    5.55%       2,516       39    6.26%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             117,016   2,495    8.53%      96,739    2,394    9.90%
                     -------   -----   -----       ------    -----   -----

Interest Expense
  Demand deposits    11,958       32    1.07%      10,285       42    1.63%
  Savings            11,013       32    1.16%       9,642       44    1.83%
  Time deposits      63,921      712    4.46%      54,151      764    5.64%
  Borrowings          5,555       83    5.98%       2,598       75   11.55%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $113,084  $  859    3.72%     $92,873   $  925    4.83%
                     =======   =====   =====       ======    =====   =====

Net Interest Income 1          1,636                         1,469
                               =====                         =====

Net Interest Margin                     5.59%                         6.07%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
4 Average balances include non-accruing loans

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2002
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans                  $ 8,786  $ 9,611  $57,987  $16,206  $        $92,590
Interest bearing
   bank deposits         3,752                                        3,752
Investment securities      169    2,733    3,659        2    1,447    8,010
Federal funds sold      13,150                                       13,150
                        ------   ------   ------   ------   ------   ------

Total                   25,857   12,344   61,646   16,209    1,447   117,502
                        ------   ------   ------   ------   ------   -------

Sources of Funds:

Interest bearing
   demand deposits      12,199                                       12,199
Regular savings         11,161                                       11,161
Certificates of deposit
   $100,000 and over     2,449    7,248      943                     10,640
Other certificates
   of deposit           10,317   30,697   13,264                     54,278
Borrowings                 163      487    2,600    2,150             5,400
                        ------   ------   ------   ------   ------   ------

Total                   36,289   38,432   16,807    2,150            93,678

Discrete Gap           (10,432) (26,088)  44,839   14,058    1,447   23,824

Cumulative Gap         (10,432) (36,520)   8,319   22,377   23,824

Ratio of Cumulative
   Gap To Total
   Earning Assets        -8.88%  -31.08%    7.08%   19.04%   20.28%

Part II  Other Information

Item 1.  Legal Proceedings -                Not Applicable

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -

On May 7, 2002, the Annual Shareholders Meeting was held. At this meeting, Louis
L. Bosley [votes for 851,518, against 690], Edwin P. Markowitz [votes for 828,718, against 23,490] and Mark N. Reed [votes for 852,068, against 140] were elected to serve as directors. Their term will expire in 2005.

After the meeting, the Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

Item 5.  Other Matters

The Company's 1998 Stock Incentive Plan (the "Plan") was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options ("Options"), however no Options have been awarded in previous years, under the Plan.

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock(or if greater, the book value) on the date of the award. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 13, 2002, the Board of Directors granted the Options to current non-employee directors to which they were entitled to under the Plan for 1998, 1999, 2000 and 2001 and granted Options for 2002. The effective date of the grant is May 7, 2002 and the Options may be exercised on or after May 7, 2003. The Options granted are shown in the following table:

      Class         Number          Exercise Price        Expiration Date

      1998           700               $  18.00            June 10, 2008
      1999           800                  12.75            June 7, 2009
      2000           800                  12.75            April 10, 2010
      2001           800                  12.75            May 7, 2011
      2002           800                  12.75            May 6, 2012
                    ----

      Total        3,900
                   =====

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

              3  ii  Bylaws of Pioneer  Bankshares,  Inc. are incorporated by reference to Exhibits to Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000.

              10.i Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan filed as Exhibit A.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending June 30, 2002.

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


Date  August 12, 2002