Form 10QSB
period 2002-09-30
PIONEER BANKSHARES INC/VA
filed 2002-11-13
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
  September 30, 2002


                            Pioneer Bankshares, Inc.

                      (Exact name of Small Business Issuer
                        as specified in its charter)




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

                   (Address of Principal Executive Office)

                                (540) 778-2294
                          -------------------------
              (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at September 30, 2002
------------------------                    ---------------------------------
Common Stock, par value - $.50                            1,111,109 shares

Transitional   Small  Business   Disclosure  Format  (check  one):
Yes    No  X
   ---    ----

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                       Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended September 30, 2002 and 2001                            2

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2002 and 2001                            3

           Consolidated Balance Sheets - September 30, 2002 and
           December 31, 2001                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2002 and 2001       5

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2002 and 2001                            6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

Item 3.    Controls and Procedures                                     17


PART II    OTHER INFORMATION                                           18

Item 1.    Legal Proceedings                                           18

Item 2.    Changes in Securities                                       18

Item 3.    Defaults upon Senior Securities                             18

Item 4.    Submission of Matters to a Vote of Security Holders         19

Item 5.    Other Information                                           19

Item 6.    Exhibit and Reports on Form 8K                              19


           SIGNATURES                                                  20

           CEO Certification                                           21

           CFO Certification                                           23

Part I  Financial Information
Item 1  Financial Statements
                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                                       Three Months Ended
                                                          September 30,
                                                        2002          2001
Interest and Dividend Income:
   Loans including fees                             $    2,232    $   2,205
   Debt securities - taxable                                77          111
   Debt securities - nontaxable                             22           28
   Deposits and federal funds sold                          64           72
   Equity securities                                        16           40
                                                     ---------     --------

   Total Interest and Dividend Income                    2,411        2,456
                                                     ---------     --------

Interest Expense:
   Deposits                                                746          863
   Borrowings                                               79          132
                                                     ---------     --------

   Total Interest Expense                                  825          995
                                                     ---------     --------

Net Interest Income                                      1,586        1,461
Provision for loan losses                                  493          229
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,093        1,232
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     225          158
   Other income                                             78           56
   Loss on security transactions                          (122)         (48)
                                                     ---------     --------

   Total Noninterest Income                                181          166
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   524          527
   Occupancy expenses                                       61           74
   Equipment expenses                                      173          136
   Other expenses                                          378          399
                                                     ---------     --------

   Total Noninterest Expenses                            1,136        1,136
                                                     ---------     --------

Income before Income Taxes                                 138          262
Income Tax Expense                                          34           81
                                                     ---------     --------

Net Income                                                 104          181
                                                     ---------     --------

Per Share Data
   Net income                                       $     0.09   $     0.16
                                                     ==========    =========
   Dividends                                        $     0.11   $     0.10
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,111,109    1,115,415
                                                     =========    =========


       The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                        Nine Months Ended
                                                          September 30,
                                                        2002          2001
Interest and Dividend Income:
   Loans including fees                             $    6,854    $   6,464
   Debt securities - taxable                               273          398
   Debt securities - nontaxable                             68           89
   Deposits and federal funds sold                         122          186
   Equity securities                                        50           45
                                                     ---------     --------

   Total Interest and Dividend Income                    7,367        7,182
                                                     ---------     --------

Interest Expense:
   Deposits                                              2,286        2,550
   Borrowings                                              244          256
                                                     ---------     --------

   Total Interest Expense                                2,530        2,806
                                                     ---------     --------

Net Interest Income                                      4,837        4,376
Provision for loan losses                                  991          506
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       3,846        3,870
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     617          463
   Other income                                            392          168
   Gain (loss) on security transactions                   (186)         294
                                                     ---------     --------

   Total Noninterest Income                                823          925
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                 1,637        1,550
   Occupancy expenses                                      196          209
   Equipment expenses                                      489          360
   Other expenses                                        1,349        1,181
                                                     ---------     --------

   Total Noninterest Expenses                            3,671        3,300
                                                     ---------     --------

Income before Income Taxes                                 998        1,495
Income Tax Expense                                         312          496
                                                     ---------     --------

Net Income                                          $      686    $     999
                                                     =========     ========

Per Share Data
   Net income                                       $     0.62   $     0.90
                                                     ==========    =========
   Dividends                                        $     0.22   $     0.20
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,111,109    1,115,415
                                                     =========    =========



       The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30,  December 31
                                                        2002          2001
ASSETS

Cash and due from banks                              $   5,910    $   4,865
Federal funds sold                                      13,150        2,000
Interest bearing deposits in banks                       5,633        4,258
Investment securities
   Held to maturity                                         96          433
   Available for sale                                    9,569        8,641
Loans receivable, net of allowance for loan
   losses of $1,212 and $1,154 respectively             88,716       89,619
Premises and equipment                                   3,829        3,665
Other assets                                             2,847        2,592
                                                      --------     --------

   Total Assets                                      $ 129,750    $ 116,073
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  20,669    $  18,870
   Interest bearing
      Demand                                            12,142       10,626
      Savings                                           12,536       10,199
      Time deposits over $100,000                       10,690        8,407
      Other time deposits                               54,559       48,617
                                                      --------     --------

   Total Deposits                                      110,596       96,719

Accrued expenses and other liabilities                   1,268        1,372
Borrowings                                               5,238        5,725
                                                      --------     --------

   Total Liabilities                                   117,102      103,816
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000, outstanding 1,111,109                        556          556
Retained earnings                                       11,946       11,627
Accumulated other comprehensive income                     146           74
                                                      --------     --------

   Total Stockholders' Equity                           12,648       12,257
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 129,750    $ 116,073
                                                      ========     ========


       The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                       Nine Months Ended
                                                         September 30,
                                                       2002         2001

Balance, beginning of period                       $  12,257     $  11,753

Comprehensive Income:

   Net income for period                                 686           999
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                 72          (239)
                                                    --------      --------

   Total Comprehensive Income                            758           760

Dividends declared                                      (367)         (334)
Retirement of common stock                                             (56)
                                                   ---------     ----------


Balance, end of period                             $  12,648     $  12,123
                                                    ========      ========



       The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                        Nine Months Ended
                                                          September 30,
                                                        2002         2001
Cash Flows from Operating Activities:
   Net income                                        $     686   $     999
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         991         506
         Depreciation and amortization                     451         229
         Net amortization of securities                      9          19
         Loss (gain) on sale of securities                 186        (294)
         Income on insurance policies                      (27)        (27)
         Net change in:
            Accrued income                                 (53)          5
            Other assets                                  (190)       (117)
            Accrued expense and other liabilities         (257)         78
                                                      --------    --------

   Net Cash Provided by Operating Activities             1,796       1,398
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                    (11,150)     (6,360)
   Net change in interest bearing deposits              (1,375)     (4,429)
   Proceeds from maturities and sales
      of securities available for sale                   4,555       6,323
   Proceeds from maturities and calls
      of securities held to maturity                       340       1,037
   Purchase of securities available for sale            (5,578)     (2,968)
   Net increase in loans                                   (88)     (7,698)
   Purchase of bank premises and equipment                (600)       (758)
                                                      --------    --------

   Net Cash Used in Investing Activities               (13,896)    (14,853)
                                                      --------    ---------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                        5,652       9,279
      Time deposits                                      8,225       5,803
   Proceeds from borrowings                                          4,500
   Curtailments of borrowings                             (487)     (2,049)
   Purchase and subsequent retirement of
      common stock                                                     (56)
   Dividends paid                                         (245)       (223)
                                                      --------    --------

   Net Cash Provided by Financing Activities            13,145      17,254
                                                      --------    --------

Cash and Cash Equivalents
   Net increase in cash and cash equivalents             1,045       3,799
   Cash and Cash Equivalents, beginning of year          4,865       4,643
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   5,910   $   8,442
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $   2,605   $   2,743
      Income taxes                                   $     130   $      54


       The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three-month periods and year to date periods ended September 30, 2002 and September 30, 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2002 and December 31, 2001 follows:

                                              2002                2001
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            State and municipal        $        $          $   273  $   277
            Mortgage-backed securities       96      102       160      164
                                        -------  -------    ------   ------

            Total                      $     96 $    102   $   433  $   441
                                        =======  =======    ======   ======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $  5,511 $  5,661   $ 4,649  $ 4,748
            Municipal Securities          2,342    2,473     2,344    2,328
            Equity Securities             1,498    1,435     1,533    1,565
                                        -------  -------    ------   ------

            Total                      $  9,351 $  9,569   $ 8,526  $ 8,641
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                    September 30,December 31,
                                                        2002         2001

         Real estate loans                            $ 64,604    $ 61,880
         Commercial and industrial loans                 4,129       4,580
         Loans to individuals, primarily
            collateralized by autos                     23,477      26,867
         All other loans                                 1,033       1,145
                                                       -------     -------

            Total Loans                                 93,243      94,472

         Less unearned discount                         (3,315)     (3,700)
                                                       -------     -------

         Loans, less unearned discount                  89,928      90,772

         Less allowance for loan losses                 (1,212)     (1,153)
                                                       -------     -------

            Net Loans Receivable                      $ 88,716    $ 89,619
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 follows:

                                                          2002        2001

         Balance, beginning of period                 $  1,154    $    992
         Provision charged to operating expenses           991         506
         Recoveries of loans charged off                   196         181
         Loans charged off                              (1,129)       (605)
                                                       --------   ---------

         Balance, End of Period                       $  1,212    $  1,074
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. ("Company") and its subsidiary Pioneer Bank ("Bank").

Overview

In the first nine months of 2002, net income including securities transactions decreased $313,000 (31.33%) when compared with the first nine months of 2001, resulting in a decrease in earnings per share of $.28. This decrease in income can be attributed mainly to losses experienced in the Company's equity portfolio and increased expenses relating to the provision for loan losses. The first nine months of 2001 included significant security gains of $294,000 ($182,000 net of tax effect) which represents $0.16 a share.

Net income per share, exclusive of security transactions, was $0.72 for the first nine months of 2002 compared to $0.74 for the first nine months of 2001.

Results of Operations

Net Interest Margin

The tax equivalent net interest income increased $453,000 or 10.21% in the first nine months of 2002 compared to the first nine months of 2001; however, the net interest margin decreased from 6.03% to 5.65%. This occurred primarily because the funds provided from deposit growth were invested in federal funds sold which had a yield of only 1.63%. The federal funds rate decreased from 2001 to 2002 due to the Federal Reserve Bank drastically lowering rates. The Company plans to invest in more securities and expand their commercial loan portfolio during the remainder of 2002.

Noninterest Income

In the first nine months of 2002, non-interest income decreased $102,000 due to a combination of factors. Service charge income increased $154,000 primarily due to increased NSF charges generated by a new product called Bounce checking. Other income increased by $224,000, which included the receipt of $190,000 from an insurance settlement reimbursing expenses relating to the Company's ESOP. Offsetting these increases was a loss on security transactions of $186,000 compared with a gain of $294,000 for the prior year. Non-interest income, exclusive of security transactions and insurance proceeds, increased from 0.78% of average assets at September 30, 2001 to 0.87% at September 30, 2002.

Noninterest Expense

Noninterest expense increased $371,000 (11.24%). Increases in other expenses accounted for $168,000 of this total which included the following:
$97,000 increase in legal fees, $15,000 increase in professional fees, $9,000 increase in postage expense and $25,000 in fee expense for the new Bounce checking product. Legal fees relating to the Company's ESOP totaled $125,000 for 2002 but were partially reimbursed by the insurance company. Equipment expenses increased in the first nine months of 2002 due to depreciation on significant asset purchases for technology upgrades. Overall noninterest expense on an annualized basis decreased from 4.50% of average assets at September 30, 2001 to 4.20% at September 30, 2002.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2002, the market value of all securities available for sale exceeded their amortized cost by $218,000 ($146,000 after the consideration of income taxes). Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities increased 6.51% in the first nine months of 2002. The Company generally invests in securities with a relatively short-term maturities due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 15.00% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia which includes the counties of Page, Greene, and Rockingham and the City of Harrisonburg. The Company opened a branch in Stanardsville in April 2001 and extended the Company's market area to include Greene County. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential mortgage and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. The risk associated with real estate and installment loans to individuals is based upon employment, the local and national economies, and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies in addition to the financial strength of the borrower.

While lending is geographically diversified within the service area, the Company does have loan concentrations in residential real estate loans and consumer auto loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed by businesses outside our service area. The Company monitors its past due loans closely and allocates appropriate funding for potential loan losses.

The first nine months of 2002 resulted in a $844,000 decrease in the loan portfolio. Loan growth slowed during this period as a result of the Company's decision to reduce their automobile financing and the uncertainty in the present economy. Management plans to target commercial lending in an effort to expand and diversify the loan portfolio. The information detailing loans is shown in a note to the consolidated financial statement.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $896,000 at September 30, 2002 compared to $865,000 at December 31, 2001. The increase was primarily attributable to the increase in past due installment loans secured by automobiles. Although the potential exists for some loan losses, management believes the Company is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any significant problem loans at September 30, 2002 not included in the past due or non-accrual status.

As of September 30, 2002 the Company did not hold any real estate that was acquired through foreclosure.


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

The Company experienced net loan chargeoffs during the first nine months of 2002 totaling $933,000 compared to loan losses of $424,000 in the first nine months of 2001. The majority of these losses were in the consumer loan portfolio and were secured by automobiles. This increase in loan losses is attributed to the substantial growth in auto financing to sub-prime borrowers during the previous year, and the additional risk associated with these loans. Management has tightened the lending criteria relating to auto financing activities during 2002 in order to reduce the amount of future loan losses.

The allowance for loan losses of $1,212,000 at September 30, 2002 increased $59,000 from its level at December 31, 2001. The increase was primarily due to funding for significant charge-offs and the risks related to auto financing discussed above. The allowance was equal to 1.35% and 1.27% of net loans at September 30, 2002 and December 31, 2001, respectively.

Premises and Equipment

During the second quarter of 2002, the Company purchased a lot for a new branch located in Harrisonburg for $249,000. The current Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. The estimated cost of constructing the new branch is approximately $1,000,000. Plans are well under way for building this new facility and the Company's goal is to have this new branch open in 2003.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings accounts, now accounts, money markets and certificates of deposit. The Company's deposit portfolio increased by $13,877,000 or 14.35% during the first nine months of 2002. This increase was mainly in the area of certificates of deposits, and is attributed largely to the low level of consumer confidence in other financial markets, and the return to more traditional investments.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of September 30, 2002 and December 31, 2001, the Company's total capital to total assets ratios were 9.75% and 10.56%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of September 30, 2002, remains adequate and within policy guidelines.

Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2002, the Company has used maturing investments and deposit growth to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of September 30, 2002.

As of September 30, 2002, the Company had a cumulative Gap Rate Sensitivity Ratio of (30.28%) for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well capitalized community bank operating in a rural environment.

Effect of Proposed Accounting Standards

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company's financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange  Commission  maintains a Web site
(http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                         Nine Months Ended             Nine Months Ended
                        September 30, 2002            September 30, 2001

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,961   $  186    8.38%     $ 3,707   $  344   12.37%
    Real estate      65,364    3,976    8.11%      56,113    3,691    8.77%
    Installment      22,806    2,547   14.89%      19,103    2,275   15.88%
    Credit card         909      145   21.27%         981      154   20.93%
  Federal funds
    sold             10,008      122    1.63%       6,048      186    4.10%
  Equity securities   4,112       50    1.62%       1,757       45    3.41%
  Investments
    Taxable 3         6,671      290    5.80%       7,937      412    6.92%
    Nontaxable 2      2,475      103    5.55%       2,423      135    7.42%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets            115,306    7,419    8.58%      98,069    7,242    9.85%
                     ------    -----   -----      -------    -----    -----

Interest Expense
  Demand deposits    11,881       87    0.98%      10,260      128    1.66%
  Savings            11,243       98    1.16%       9,584      127    1.77%
  Time deposits      62,714    2,101    4.47%      54,414    2,295    5.62%
  Borrowings          5,552      244    5.86%       3,727      256    9.16%
                     ------    -----   -----       ------    -----   -----

Total Interest
  Bearing
  Liabilities       $91,390   $2,530    3.69%     $77,985   $2,806    4.80%
                     ======    =====   =====       ======    =====   =====

Net Interest
  Income 1                     4,889                         4,436
                               =====                         =====

Net Interest Margin                     5.65%                         6.03%
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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                        September 30, 2002            September 30, 2001

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,944   $   62    8.42%     $ 3,612   $  127   14.06%
    Real estate      65,983    1,312    7.95%      56,494    1,224    8.67%
    Installment      21,353      808   15.14%      20,965      804   15.34%
    Credit card         896       50   22.32%         960       50   20.83%
  Federal funds
    sold             15,848       64    1.62%       8,197       72    3.51%
  Equity
    securities        4,178       16    1.53%       4,648       40    3.44%
  Investments
    Taxable 3         5,895       83    5.62%       6,725      116    6.90%
    Nontaxable 2      2,399       33    5.56%       2,241       42    7.57%
                     ------    -----   -----       ------    -----   ------

Total earning
  assets            119,496    2,428    8.13%     103,842    2,475    9.54%
                     -------   -----   -----       -------  ------    -----

Interest Expense
  Demand deposits    12,244       27    0.88%      10,373       42    1.62%
  Savings            12,101       36    1.19%       9,987       42    1.68%
  Time deposits      65,681      683    4.16%      56,137      779    5.55%
  Borrowings          5,387       79    5.87%       6,037      132    8.75%
                     ------    -----   -----       ------    -----   ------

Total Interest
  Bearing
  Liabilities       $95,413   $  825    3.46%     $82,534   $  995    4.82%
                     ======    -----   =====       ======    -----   ======

Net Interest
  Income 1                     1,603                         1,480
                               =====                         =====

Net Interest Margin                     5.37%                         5.70%
                                       =====                         ======


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

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2002
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans                  $ 8,399  $ 8,545  $57,114  $15,870  $        $89,928
Interest bearing
   bank deposits         5,633                                        5,633
Investment securities                 9    6,617    1,604    1,435    9,665
Federal funds sold      13,150                                       13,150
                        ------   ------  -------  -------  -------  -------

Total                   27,182    8,554   63,731   17,474    1,435  118,376
                        ------   ------   ------   ------   ------  -------

Sources of Funds:

Interest bearing
   demand deposits      12,142                                       12,142
Regular savings         12,536                                       12,536
Certificates of deposit
   $100,000 and over     2,165    6,732    1,793                     10,690
Other certificates
   of deposit           11,687   25,662   17,210                     54,559
Borrowings                 163      489    2,608    1,978             5,238
                        ------   ------   ------   ------   ------  -------

Total                   38,693   32,883   21,611    1,978            95,165

Discrete Gap           (11,511) (24,329)  42,120   15,496    1,435   23,211

Cumulative Gap         (11,511) (35,840)   6,280   21,776   23,211

Ratio of Cumulative
   Gap To Total
   Earning Assets        -9.72%  -30.28%    5.31%   18.40%   19.61%

Item 3   Evaluation of Disclosure of Controls and Procedures


Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President/Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filing. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II Other Information

Item 1.  Legal Proceedings -

C. Gaylon Waters resigned as president and director of the Bank and Holding Company on February 15, 1999. His resignation occurred as part of an agreement with the Bank and Holding Company following the discovery of a pattern of unauthorized expenditures of bank funds. As part of the agreement, Waters deposited with the Bank and Holding Company in an escrow account, Holding Company stock with a market value of approximately $350,000.00 to secure any claims involving unauthorized expenditures and costs associated with the investigation of these expenditures. By March 31, 2000, the Bank and Holding Company had charged approximately $340,000.00 against that escrow account for unauthorized expenditures, interest, accounting and attorney fees in accordance with the agreement. As a result of these charges, the Bank and Holding Company believe that they have recovered substantially all the unauthorized expenditures and costs associated with them.

After agreeing to the vast majority of charges against the escrow account, Waters challenged some of these charges, and subsequently filed a case in the Circuit Court of the County of Rockingham, Virginia, styled Waters v. Pioneer Bank et al. to recover the sums charged against the escrow account. This case was subsequently non-suited on September 9, 2000. In January 2001, Waters refiled this case in the Circuit Court of the County of Rockingham, however, it was not served on the Bank and Holding Company until December 2001. On October 25, 2001, Waters filed a Chapter 7 Bankruptcy Petition in the U.S. Bankruptcy Court for the Western District of Virginia. On September 10, 2002, the Bank and Holding Company reached a global settlement with the Trustee of Water's Bankruptcy Estate settling all matters between Waters and the Bank and Holding Company, which settlement was confirmed by the Bankruptcy Court. As part of this settlement, the Bank and Holding Company paid the Trustee $10,000.00 and delivered to him a carbine firearm, whose ownership was in question, in full satisfaction of the aforesaid lawsuit pending in the Circuit Court of the County of Rockingham, Virginia. This Circuit Court lawsuit was subsequently dismissed with prejudice on October 23, 2002.

During the Bank and Holding Company's investigation of Waters activities, evidence was discovered that indicated that Waters had engaged in prohibited transactions and in breaches of fiduciary duties to the Holding Company's Employee Stockholders Plan (ESOP) in violation of the Plan documents and ERISA. The Bank, Holding Company and ESOP Trustees filed a Complaint to Determine Dischargeability of Debt in U.S. Bankruptcy Court for the Western District of Virginia to recover damages alleged to have been caused to the Plan by Waters's actions. On May 30, 2002, the Bank, Holding Company and ESOP Trustees settled these claims with its bond/insurance carrier.

In that settlement, the Bank and Holding Company received $203,051.10 for its attorneys and accounting fees associated with this claim and investigation, and the ESOP received $144,627.98 for its losses, including interest. On October 4, 2002, the Holding Company and ESOP Trustees entered into a global settlement agreement with Waters concerning his participation in and actions with regard to the ESOP. As a result of this settlement, the Complaint to Determine Dischargeability of Debt was dismissed. Management believes that the only matters outstanding with regarding to the ESOP and Waters are the approval of the Waters settlement by the Department of Labor (DOL) and the Internal Revenue Service (IRS), the determination of plan qualification by the IRS and the imposition by the IRS and DOL of any administrative or enforcement actions deemed necessary. The Bank and Holding Company believe that they and the Plan have recovered substantially all the losses and costs incurred as a result of Waters's alleged prohibited transactions and breaches of fiduciary duties concerning the ESOP.

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -              Not Applicable

Item 5.  Other Matters                      Not Applicable

Item 6.  Exhibits and Reports on 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.'s Form 10-SB filed May 1,
                     2001).

              3.2 Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc.'s Form 10-SB filed May 1, 2000).

             10.i Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit A of Pioneer Bankshares, Inc.'s Form 10-QSB filed August 12, 2002).

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending September 30, 2002.

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

                                 Pioneer Bankshares, Inc.



                                 /s/ THOMAS R. ROSAZZA
                                 ---------------------------------
                                 Thomas R. Rosazza
                                    President



                                 /s/ BRENDA KITE
                                 ---------------------------------
                                   Brenda Kite
                                 Vice President and Chief Financial Officer


Date  November 13, 2002


     Certification of the CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 is attached as correspondence.

CEO CERTIFICATION


I, Thomas R. Rosazza, President and CEO of Pioneer Bankshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pioneer Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.





Date:  November 13, 2002



/s/  THOMAS R. ROSAZZA
-----------------------------------
Thomas R. Rosazza
President/Chief Executive Officer

CFO  CERTIFICATION


I, Brenda B. Kite, Senior Vice President and Chief Financial Officer of Pioneer Bankshares, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Pioneer Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.






Date:  November 13, 2002



/s/  BRENDA B. KITE
-----------------------------------
Brenda B. Kite
Senior Vice President/Chief Financial Officer