Form 10KSB
period 2002-12-31
PIONEER BANKSHARES INC/VA
filed 2003-03-28
CIK 1113026

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2002    Commission file number: 0-30541


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

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X. No
.....

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ....  No ..X..

    Issuer's revenues for its most recent fiscal year were $10,814,000.

    The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $12.02 per share on March 13, 2003, was $ 11,499,000.

    The number of shares outstanding of the registrant's common stock, was 1,092,417 as of March 17, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained herein on page 49.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X
                                                       -----      -----

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

                                TABLE OF CONTENTS

                                                                         Page
PART I

     Item 1.  Description of Business.                                    3

     Item 2.  Description of Property.                                    9

     Item 3.  Legal Proceedings.                                          9

     Item 4.  Submission of Matters to a Vote of Security Holders.        9

PART II

     Item 5.  Market Price of and Dividends on the Registrant's Common
                 and Other Shareholder Matters.                          10

     Item 6.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.          11

     Item 7.  Financial Statements.                                      23

     Item 8.  Changes in and Disagreements with Accountants
                 and Financial Disclosure.                               45

PART III

     Item 9.  Directors, Executive Officers, of the Registrant.          45

     Item 10. Executive Compensation.                                    46

     Item 11. Security Ownership of Certain Beneficial
                 Owners and Management.                                  46

     Item 12. Certain Relationships and Related Transactions
                 and Related Stockholder Matters.                        48

     Item 13. Exhibits and Reports on Form 8-K.                          49

     Item 14. Controls and Procedures.                                   49

     Item 15. Principal Accountant Fees and Services.                    49


SIGNATURES                                                               50

CERTIFICATIONS                                                           54

EXHIBIT  21  List of Subsidiaries of the Small Business Issuer.          56

PART I

Item 1. Description of Business.

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

     In October of 2000 the Bank acquired Valley Finance Service, Inc. ("VFS"), a small loan company located in Harrisonburg, VA. In January 2002, the assets of Valley Finance Service, Inc. were merged into the bank and the subsidiary license for this company was dissolved. Valley Finance now operates as a division and branch of the bank offering consumer loan services.

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

     The opening of any additional banking offices by the Bank will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the public interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices in various parts of the Bank's market area, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

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

     Other bank services include safe deposit boxes, issuance of cashier's checks, certain cash management services, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers ATM card services that can be used by Bank customers throughout Virginia and other regions. The Bank also offers MasterCard and VISA credit card services. The bank offers a "Bounce Checking" program which provides overdraft privileges on checking accounts up to predetermined amounts, subject to overdraft fees. In addition, the bank is licensed to sell property/casualty and life/health insurance, and investment securities.

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

Employees

     As of December 31, 2002, the Bank had 61 employees, with 57 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

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

     The amount of dividends payable by the Bank will depend upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. No dividend may be declared or paid that would impair a bank's paid-in capital. Each the Commission and the Federal Reserve has the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

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

     The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage ratio") of 3%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier
1 capital, to total assets. The Bank's capital ratios significantly exceed all requirements at December 31, 2002.

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

Item 2. Description of Property.

     The Holding Company's office is located in Stanley Virginia and is directly across the street from the Bank's main office. The building was originally built as a residence. It was purchased in 1989 and fully renovated for commercial use. The building contains approximately 3,252 square feet.

     The Bank's main office in Stanley, Virginia, was constructed in 1984, contains 12,876 square feet on three floors and is situated on approximately two acres. The building contains a full service branch, administration operations, bookkeeping and credit departments, three drive-through lanes and an ATM. The office is an attractive brick building with adequate room for future expansion.

     The branch at Luray, Virginia is a brick building containing approximately 3,797 square feet and situated on a 200 x 150 lot. It contains a full service branch with two drive-through lanes and an ATM. This branch was built in 1989 and is located next to a shopping center. This branch is owned by the Bank.

     The branch at Shenandoah is a brick building containing approximately 3,400 square feet and situated on a 300 x 150 lot. It contains a full service branch with two drive-through lanes and an ATM. This branch was built in 1995 and is owned by the Holding Company.

     The branch in Harrisonburg, Virginia is leased on a short-term lease at $2,013.39 per month. This branch is in a small shopping center and fully remodeled upon occupancy in August, 1999. This branch is a full service branch with two drive-through lanes and is equipped with an ATM. During 2002, the bank also purchased a 130 x 190 lot for construction of a permanent Harrisonburg branch. This project is expected to be completed in the summer of 2003.

     The branch in Stanardsville, Virginia is a double-wide modular building containing approximately 1,680 square feet and situated on .644 acre. It is equipped with a two drive-through lanes and an ATM. The branch was built in 2001 and is owned by the Bank.

     The Jenkins Building is a building adjacent to the Bank's main office and is used as a warehouse facility. It has approximately 25,760 square feet and was purchased in September 8, 1970.

     The Jefferson Building is a building located in Stanley, which was originally purchased for possible future expansion. This building was purchased in 1998 and contains approximately 1,728 square feet.

     Valley Finance Service is located at 120 S. Main Street, Harrisonburg, VA. The facility is adequate for current operations and is leased on an annual basis at $675.00 per month.


Item 3. Legal Proceedings

     There are no pending or threatened material legal proceedings to which the Holding Company or the Bank is a party.



Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

PART II

Item 5. Market Price of and Dividends on the Registrant's Common and Other Shareholder
        Matters

     The Common Stock of the Holding Company is not currently traded on any established market. The Common Stock is listed on the Over the Counter Bulletin Board using the symbol PNBI. The Bank's transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572.

     The following table shows actual trade prices (without commissions) reported to Scott and Stringfellow, Inc. Other transactions may have occurred which were not included in the table.

                                     TABLE I
                            COMMON STOCK TRADE PRICES

        2001                                High               Low

     First Quarter                        $ 12.07           $  7.50
     Second Quarter                         11.00              9.50
     Third Quarter                          11.38             11.00
     Fourth Quarter                         12.00             11.30

        2002                                High               Low

     First Quarter                        $ 12.07           $ 11.00
     Second Quarter                         12.63             11.35
     Third Quarter                          11.70             11.50
     Fourth Quarter                         11.85             11.00

     As of March 17, 2003, there were approximately 634 holders of record of Common Stock.

     The Holding Company has declared dividends on its Common Stock as follows:

     Declared           Record         Payment      Per Share Amount
       Date              Date           Date

     Total for 2001
      3/8/01           3/30/01        4/16/01            $  .10
     6/14/01           6/30/01        7/16/01            $  .10
     9/13/01           10/1/01       10/15/01            $  .10
    12/13/01          12/17/01       12/31/01            $  .11
                                                          -----
                                                         $  .41
     Total for 2002
     3/14/02           3/28/02        4/11/02            $  .11
     6/13/02           6/28/02        7/15/02            $  .11
     9/12/02           9/30/02       10/11/02            $  .11
    12/12/02          12/19/02       12/31/02            $  .11
                                                          -----
                                                         $  .44

     The Holding Company's ability to pay dividends is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, the Holding Company intends to follow a policy of retained earnings sufficient for the purpose of maintaining net worth and reserves of the Bank at adequate levels and to provide for the Holding Company's growth and ability to compete in its market area.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

     The following is management's discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2002 and 2001, respectively, for the Holding Company. The consolidated financial statements of the Holding Company include the accounts of the Holding Company, the Bank and Pioneer Financial Services, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes of the Holding Company presented elsewhere herein.

OPERATIONS ANALYSIS - 2002 - Compared to 2001

Overview

     The Holding Company's net income for 2002 decreased $262,000 or 21.25%. Net Income per share decreased from $1.11 in 2001 to $ .88 in 2002. The decrease in earnings was due to additional provisions for loan losses, as well as security losses in the equity portfolio.

     Total comprehensive income for the Company increased from $1,015,000 in 2001 to $1,113,000 in 2002. The principal reason for the increase was the increase in fair value of the available for sale ("AFS") securities. The unrealized gains on AFS securities in 2002 were $142,000, after the tax effect, compared to a net unrealized loss of $218,000, after the tax effect, in 2001. The change in the unrealized gain on AFS securities is shown in other comprehensive income in the Consolidated Statements of Changes in Stockholders Equity.


Net Interest Margin

     The net weighted interest margin on earning assets on a tax equivalent basis decreased from 5.96% in 2001 to 5.60% in 2002. The changes in yields and average balances are shown in Table II hereafter contained in this report.

Yields on loans decreased from 10.53% in 2001 to 9.84% in 2002. The yield on commercial, real estate and installment loans decreased primarily due to interest rate reductions by the Federal Reserve and a high volume of consumer refinancing.

     The yield on taxable investments decreased from 6.95% in 2001 to 4.20% in 2002. The tax equivalent yield on nontaxable investments decreased from 7.23% in 2001 to 5.52% in 2002. The decrease resulted from a decline in general market rates which also increased call activity in the bond portfolio.

     The cost of deposits decreased from 4.48% in 2001 to 3.39% in 2002 as a result of the recent reduction in market rates. The average rate paid on time deposits decreased from 5.55% in 2001 to 4.29% in 2002.

     The average amount borrowed increased from $4,270,000 in 2001 to $5,469,000 in 2002. In 2001 the Bank borrowed $4,500,000 at a fixed rate of 5.85% from the Federal Home Loan Bank for capital renovations and to replenish funds expended in the purchase of Valley Finance.

Noninterest Income

     Noninterest income decreased from $1,134,000 in 2001 to $1,131,000 in 2002. The change was due to losses on security transactions of $275,000 for 2002 compared with gains of $242,000 in 2001. During 2002, the Company received $106,000 in commission income from sale of insurance and investment products, and received an insurance settlement totaling $200,000 related to its ESOP. Service charges increased due to a significant increase in the number of NSF charges related to the Bounce Checking program.

     Recurring noninterest income exclusive of security gains (losses) and the insurance settlement was .96% of average assets for the year 2002 compared with ..81% for 2001.

Noninterest Expense

     Noninterest expense increased $409,000 (9.52%) from 2001 to 2002. Equipment expenses increased $171,000 due to increased depreciation on new equipment and system enhancements and increased repairs and maintenance. Professional fees relating to restating the Company's ESOP were $136,000 for 2002 compared with $57,000 for 2001. See Note 11 to the financial statements. See Note 12 to the financial statements for a comparison of other expenses.

     Noninterest expense as a percentage of average assets decreased from 3.89% in 2001 to 3.74% in 2002.


OPERATIONS ANALYSIS - 2001 - Compared to 2000

Overview

     The Holding Company's net income for 2001 decreased $159,832 or 11.48%. Net Income per share decreased from $1.25 in 2000 to $1.11 in 2001. The decrease in earnings was due to a combination of factors summarized below.

     Total comprehensive income for the Holding Company decreased from $1,690,785 in 2000 to $1,015,492 in 2001. The principal reason for the decrease was the decrease in fair value of the available for sale (AFS) securities. The unrealized gains on AFS securities in 2000 were $503,217, after the tax effect, compared to a net unrealized loss of $67,294, after the tax effect, in 2001. The change in the unrealized gain on AFS securities is shown in other comprehensive income in the Consolidated Statements of Changes in Stockholders Equity.

Net Interest Margin

     The net weighted interest margin on earning assets on a tax equivalent basis increased from 5.80% in 2000 to 5.96% in 2001. The changes in yields and average balances are shown in Table II hereafter contained in this report.

     Yields on loans increased from 10.11% in 2000 to 10.53% in 2001. The yield on commercial loans decreased 112 basis points while the yields on installment loans increased 72 basis points due to loans at Valley Finance of $3,473,000 at year-end with an average yield of approximately 25%.

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

     The average amount borrowed increased from $2,742,000 in 2000 to $4,270,000 in 2001. In 2001 the Bank borrowed $4,500,000 at a fixed rate of 5.85% from the Federal Home Loan Bank for capital renovations and to replenish funds expended in the purchase of Valley Finance. The Valley Finance debt of $1,087,000 matured on June 1, 2001. The rates paid on borrowings decreased from 7.73% in 2000 to 6.35% in 2001 reflecting the decrease in the prime interest rate.


Noninterest Income

     Noninterest income decreased from $1,273,794 in 2000 to $1,134,566 in 2001. The change was due to a decrease in other income from $392,741 in 2000 to $164,298 in 2001 offset by an increase in service charges from $549,936 in 2000 to $727,941 in 2001. Other income for 2000 included the following nonrecurring items; an expense reimbursement of $103,000 from the Bank's former President; an adjustment of $58,000 relating to the Bank's deferred compensation liabilities and the cash value of insurance policies held to provide funds to meet these liabilities, and an adjustment to eliminate an unused accrual for Y2K expenses in the amount of $20,000. Service charges increased due to a significant increase in the number of NSF charges. During 2001, the Bank began offering Bounce Checking, an overdraft protection product for checking accounts, which resulted in an increase in NSF charges.

     Recurring noninterest income exclusive of security gains was .81% of average assets for the year 2001 compared with .77% for 2000.

Noninterest Expense

     Noninterest expense increased $304,020 (7.61%) from 2000 to 2001. Salaries and benefits accounted for $287,669 of the increase. The increase was due to normal salary increases and the increase in the number of full time equivalent employees to 73 at the end of 2001. The additional employees were added to staff Valley Finance and the new branch. Equipment expenses increased due to increased depreciation on new equipment and system enhancements and increased repairs and maintenance. Other expense was affected primarily by, decreases in professional fees of $127,000 and life insurance of $87,000 and increases in telephone expenses of $33,000 and other expenses of $154,000. See Note 12 to the financial statements for a comparison of other expenses. Professional fees in 2000 included significant legal bills relating to the Bank's ESOP and resignation of the former president, computer consulting fees and the cost of an examination. Telephone and other expenses increased mainly due to the addition of the Stanardsville branch.

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

SECURITIES

     Average balances in investment securities decreased 36.42% in 2001 and 4.23% in 2002. This was primarily due to increased call activity in the bond portfolio in 2001 as a result of a decline in general market rates. The Holding Company maintains an adequate level of investment securities to provide for liquidity and as security for public indebtedness. A schedule of investment securities including the carrying amount and estimated market value of securities by contractual maturity is shown in a note to the consolidated financial statements. Management's philosophy is to keep the maturities of investments relatively short which allows the Holding Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

     At December 31, 2002 the Holding Company has investments in common and preferred stock with a cost of $1,372,000 and an estimated market value of $1,409,000. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

     The Holding Company accounts for investments under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Holding Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trade prices as provided by the Holding Company's investment broker.

RISK ELEMENTS IN THE LOAN PORTFOLIO

     The Bank's policy has been to make collectible loans that are held for future interest income. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

     The Bank's real estate mortgage loans were $45,641,000 as of December 31, 2002. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. See Table IV hereafter included in this report for a maturity schedule of fixed and variable rate loans. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

     The Bank's consumer loans decreased $5,487,000 (19.68%) to $22,388,000 at December 31, 2002. The decrease is attributed to management's decision to tighten the lending criteria during 2002. Consumer loans are made for a variety of reasons, however, vehicles secure a majority of these loans.

     The majority of commercial loans are made to agri-business, small retail and service businesses.


NONACCRUAL AND PAST DUE LOANS

     See Table V hereafter included in this report for a schedule of non-accrual and past due loans.

     Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectable. At December 31, 2002 and 2001, there were no restructured real estate or commercial loans on which interest was accruing at a reduced rate or on which payments had been extended.

LOAN CONCENTRATIONS

     At December 31, 2002, no industry category exceeded ten percent of total loans.

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     For periods presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports and historical loan loss experience. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates nonperforming loans relative to their collateral value and makes appropriate adjustments to the allowance for loan losses when needed.

     The allowance for loan losses increased from $1,153,000 at December 31, 2001 to $1,448,000 at December 31, 2002. Net charge offs increased from $704,000 in 2001 to $1,177,000 in 2002. The additional loan losses can be attributed to substantial increases in the consumer auto-secured portfolio in the prior year, as well as recent declining economic conditions. Due to the nature of the loans made by the Valley Finance branch, it is anticipated that loan losses may be higher for those loans than charge offs generally experienced by the Bank. Management has significantly changed its lending policies relating to auto financing activities and has tightened the overall lending criteria during 2002 in order to reduce the amount of future loan losses.

     The provision for loan losses increased $607,000 for 2002 and $441,000 for 2001. Higher loan losses for consumer auto loans are more than offset by higher than average loan yields. Management has implemented changes in its auto lending policy and is of the opinion that the allowance for loan losses is adequate to absorb losses in the current portfolio.

     See Table V hereafter included in this report for a summary of the activity in the allowance for loan losses.

     The Bank has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the categories of loans. The allowance allocated to installment loans was increased at December 31, 2002 in response to the recent upward trend in consumer auto-secured losses and total loans past due 90 days or more. The allocation of the allowance as shown in Table V of this report should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

     Table V of this report shows the balance and percentage of the Bank's allowance for loan losses allocated to each major category of loans.

PREMISES AND EQUIPMENT

     During the second quarter of 2002, the Bank purchased a lot for a new branch located in Harrisonburg. The current Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. Additional cost to complete the building is estimated to be $650,000. In addition, the Bank has entered into a contract with their software vendor for system upgrades totaling $175,000.

DEPOSITS

     The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years. The Company's deposits increased $9,800,000 during 2002 to $106,525,000. Certificates of deposit over $100,000 are shown in Table VI of this report.

STOCKHOLDERS' EQUITY

     Banking regulators have established a uniform system to address the adequacy of capital for financial institutions. The rules require minimum capital levels based on risk adjusted assets. Simply stated, the riskier an entity's investment, the more capital it is required to maintain. The Bank, as well as the Holding Company, is required to maintain these minimum capital levels. See the notes to the consolidated financial statements for calculations of actual and minimum capital requirements. The Bank has maintained capital levels far above the minimum requirements throughout the year. The Bank is considered to be well capitalized under the regulatory framework for prompt corrective action. Capital as a percentage of total assets was 10.13% at December 31, 2002 on a consolidated basis and significantly exceeded regulatory requirements. In the unlikely event that such capital levels are not met, regulatory agencies are empowered to require the Holding Company to raise additional capital and/or reallocate present capital.


LONG TERM DEBT

     During the second quarter of 2001, the Company borrowed $4,500,000 from the FHLB for capital renovations and to replenish funds expended in the purchase of Valley Finance.

     The information concerning long term debt is shown in Note 10 to the consolidated financial statements.

LIQUIDITY AND INTEREST SENSITIVITY

     Liquidity  as of December 31, 2002  remains  adequate.  The
Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2002 and 2001. The Bank's membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

     There are no off-balance-sheet items that should impair future liquidity.

     At December 31, 2002, the Holding Company had a negative cumulative Gap Rate Sensitivity Ratio of 33.47% for the one year repricing period compared with 38.78% at December 31, 2001. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Holding Company's interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

     Table IV of this report contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities.

                                                                     Table I
                            PIONEER BANKSHARES, INC.
                         SELECTED OPERATING INFORMATION

               (In thousands, except for per share information)


Condensed Statement of Income                             2002        2001

Interest and dividend income                            $ 9,683     $ 9,534
Interest expense                                          3,243       3,636
                                                         ------      ------

Net interest income                                       6,440       5,898
Provision for loan losses                                 1,472         865
                                                         ------      ------

Net interest income after provision
   for loan losses                                        4,968       5,033

Noninterest income                                        1,131       1,134
Noninterest expense                                       4,706       4,297
                                                         ------      ------

Income before income taxes                                1,393       1,870
Income tax expense                                          422         637
                                                         ------      ------

Net Income                                              $   971     $ 1,233
                                                         ======      ======

Total Assets at Year End                                $125,129    $116,073
                                                         =======     =======

Per Share Information

   Net income per share                                 $   0.88    $   1.11
   Dividends per share                                      0.44        0.41
   Book value per share                                    11.60       11.03

Financial Statement Ratios

   Return on average assets 1                                .77%       1.21%
   Return on average equity 1                               7.75%      10.13%
   Dividend payout ratio                                   50.15%      37.03%
   Average equity to average asset 1                        9.96%      11.02%


1  Ratios are based primarily on daily average balances

                                                                     Table II
                                PIONEER BANKSHARES, INC.
                              NET INTEREST MARGIN ANALYSIS
                          (ON A FULLY TAXABLE EQUIVALENT BASIS)
                                     (In thousands )

                                2002                        2001
                                ----                        ----
                                       Average                       Average
                                        Rates                         Rates
ASSETS                        Income/  Earned/              Income/  Earned/
                     Average  Expense   Paid       Average  Expense   Paid
Loans: 1
   Commercial        $ 2,955  $   248   8.39%     $  3,570  $   339   9.50%
   Real estate        65,416    5,245   8.02%       57,283    4,950   8.64%
   Installment        22,099    3,302  14.94%       20,086    3,137  15.62%
   Credit card           903      193  21.37%          965      202  20.93%
                      ------   ------  -----       -------   ------  -----

   Total Loans        91,373    8,988   9.84%       81,904    8,628  10.53%

Federal funds sold    10,223      244   2.39%        6,029      218   3.62%
Interest bearing
   deposits            4,627       66   1.43%        2,434       70   2.88%
Securities
   Taxable 3           7,052      296   4.20%        7,503      521   6.95%
   Nontaxable 2        2,441      135   5.52%        2,409      175   7.23%
                      ------   ------  -----       -------   ------  -----

   Total Earning
     Assets          115,716    9,729   8.41%      100,279    9,612   9.58%
                               ------  -----                 ------  -----

Allowance for loan
   losses             (1,271)                       (1,110)
Nonearning assets     11,215                        11,332
                      ------                       -------

   Total Assets      $125,660                     $110,501
                      =======                      =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Interest bearing
     demand deposits $11,988  $   108   0.90%     $ 10,325  $   154   1.49%
   Savings            11,541      126   1.09%        9,715      157   1.62%
   Timedeposits       62,623    2,688   4.29%       54,998    3,054   5.55%
                      ------   ------  -----       -------   ------  -----

   Total Deposits     86,152    2,922   3.39%       75,038    3,365   4.48%

Borrowings             5,469      321   5.87%        4,270      271   6.35%
                      ------   ------  -----       -------   ------  -----

   Total Interest
     Bearing
     Liabilities      91,621    3,243   3.54%       79,308    3,636   4.58%
                               ------  -----                -------  -----

Noninterest bearing
   deposits           20,303                        17,430
Other liabilities      1,214                         1,588
                      ------                       -------

   Total Liabilities 113,138                        98,326

Stockholders' equity  12,522                        12,175
                      ------                      --------

   Total Liabilities
     and Stockholders'
     Equity          $125,660                     $110,501
                      =======                      =======

   Net Interest
     Earnings                 $ 6,486                       $ 5,976
                               ======                        ======

   Net Interest Yield
     on Interest
     Earning Assets                     5.60%                         5.96%
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

                                                                    TABLE III

                            PIONEER BANKSHARES, INC.
             EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (On a fully tax equivalent basis)
                            (In thousands of dollars)

                      2002 Compared to 2001          2001 Compared to 2000
                       Increase (Decrease)            Increase (Decrease)
                    Volume    Rate     Total       Volume    Rate     Total

Interest Income
Loans
   Commercial       $  (58)  $  (33)  $  (91)      $  (58)  $  (40)  $  (98)
   Real estate         703     (408)     295          208      (53)     155
   Installment         314     (149)     165        1,038      144    1,182
   Credit Card         (13)       4       (9)          (7)       3       (4)
                     -----    -----    -----        ------   -----    ------

   Total Loans         946     (586)     360        1,181       54    1,235
                     -----    ------   -----        -----    -----    -----

Federal funds sold     152     (126)      26          251     (145)     106
                     -----    -----    -----        -----    ------   -----
Interest bearing
   deposits
   in banks             63      (67)      (4)         103      (56)      47
                     -----    -----    ------       -----    -----    -----
Investments
   Taxable             (31)    (194)    (225)        (353)      56     (297)
   Nontaxable            2      (42)     (40)           1      (29)     (28)
                     -----    -----    -----        -----    -----    -----

   Total Securities    (29)    (236)    (265)        (352)      27     (325)
                     ------   ------   -----        -----    -----    -----

   Total Earning
     Assets         $1,132   $(1,015) $  117       $1,183   $ (120)  $1,063
                     =====    ======   =====        =====    ======   =====


Interest Expense
   Demand deposits  $   25   $  (71)  $  (46)      $    2   $  (21)  $  (19)
   Savings              30      (61)     (31)          (5)     (22)     (27)
   Time deposits       423     (789)    (366)         296       56      352
                     -----    ------   ------       -----    -----    -----

   Total Deposits      478     (921)    (443)         293       13      306

Borrowings              76      (26)      50          118      (59)      59
                     -----    -----    -----        -----    ------   -----

   Total Liabilities   554     (947)    (393)         411      (46)     365
                     -----    -----    ------       -----    ------   -----

   Net Interest
     Earnings       $  578   $  (68)  $  510       $  772   $  (74)  $  698
                     =====    =====    =====        =====    ======   =====


Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

                                                                     TABLE IV
                            PIONEER BANKSHARES, INC.
                INTEREST SENSITIVITY ANALYSIS - LOAN RATE RISK
                            (In thousands of dollars)
                                DECEMBER 31, 2002

                         1 - 90  91 - 365 1 to 5   Over 5     Not
                          Days     Days    Years    Years Classified  Total
Uses of Funds:

Loans                     7,110   10,281   56,727   16,301           90,419
Federal funds sold          500                                         500
Interest bearing
   deposits in banks      1,911    1,100    1,800                     4,811
Investment securities     8,999        4    7,785    1,430   1,409   19,627
                         ------   ------   ------   ------   -----   ------

   Total                 18,520   11,385   66,312   17,731   1,409   115,357
                         ------   ------   ------   ------   -----   -------

Sources of Funds:

Demand Deposits
   Interest bearing      12,986                                      12,986
Savings accounts         12,482                                      12,482
Time Deposits:
   Under $100,000        14,110   19,951   16,680                    50,741
   Over $100,000          5,193    3,145    1,611                     9,949
                         ------   ------   ------   ------   -----   ------

   Total deposits        44,771   23,096   18,291                    86,158

Borrowings                  163      487    2,600    1,825            5,075
                         ------   ------   ------   ------   -----   ------

   Total                 44,934   23,583   20,891    1,825           91,233
                         ------   ------   ------   ------   -----   ------

Discrete Gap            (26,414) (12,198)  45,421   15,906   1,409   24,124
Cumulative Gap          (26,414) (38,612)   6,809   22,715  24,124

Ratio   of Cumulative
   Gap to Total Earning
   Assets                 -22.90%  -33.47%    5.90%  19.69%   20.91%
                         =======  =======  =======  ======   ======

Rate Risk:

Loans with predetermined
   rates                $ 2,846  $ 3,925  $23,665  $16,301  $       $46,737

Loans with variable/
   adjusted rates         4,264    6,356   33,062                    43,682
                         ------   ------   ------   ------   -----   ------

                        $ 7,110  $10,281  $56,727  $16,301  $       $90,419
                         ======   ======   ======   ======   =====   ======

                                                                      TABLE V
                            PIONEER BANKSHARES, INC.
                         LOAN LOSS ALLOWANCE ACTIVITY -
                         NON ACCRUAL AND PAST DUE LOANS
                            (In thousands of dollars)

                               2002     2001
Activity

Beginning balance             $1,153   $  992

Provision charged to expense   1,472      865

Loan losses:
   Commercial                     15       42
   Installment                 1,416      642
   Real estate                    14      193
   Credit card                    61       63
                               -----    -----

   Total Loan Losses           1,506      940
                               -----    -----

Recoveries:
   Commercial                              24
   Installment                   320      209
   Real estate                     3
   Credit card                     6        3
                               -----    -----

   Total Loan Recoveries         329      236
                               -----    -----

   Net Loan Losses             1,177      704
                               -----    -----


   Balance at End of Period   $1,448   $1,153
                               -----    =====

Net Loan Losses as a Percent
   of Average loans              1.29%     .86%


                         December 31, 2002             December 31, 2001
                                     Percent of                    Percent of
                            Percent of Average            Percent of Average
                      Amount Allowance  Loans      Amount  Allowance  Loans

Analysis of Ending Balance
   Commercial        $  254   17.54%    3.23%      $  212   18.39%    4.36%
   Installment          962   66.44%   71.59%         560   48.57%   69.94%
   Real estate          175   12.08%   24.19%         100    8.67%   24.52%
   Credit card           57    3.94%    0.99%          60    5.20%    1.18%
   Unspecified                                        221   19.17%        %
                      -----   ------   ------       -----   -----    -----

   Total             $1,448   100.00%  100.00%     $1,153   100.00%  100.00%
                      =====   ======   ======       =====   ======   ======

Allowance for loan losses
   as a percent of year end
   loans                        1.65%                        1.27%

Nonaccrual and Past Due Loans:

Principal:
   Nonaccrual loans           $  135                        $   71
   Loans past due 90
     days or more                721                           740
   Other impaired loans          379                           168
                              ------                        ------

   Total                      $1,235                        $  979
                               =====                         =====

Percent of total loans          1.37%                        1.04%

At December 31, 2002, approximately 80% of the loans past due 90 days or more are real estate loans that are well secured.

Interest on nonaccrual loans did not have a significant impact on income for 2002 or 2001.

                                                                     TABLE VI

                            PIONEER BANKSHARES, INC.
                    TIME DEPOSIT MATURITIES - OVER $100,000
                                DECEMBER 31, 2002
                            (In thousands of dollars)



Maturity

Less than 3 months                                                $5,193
3 to 12 months                                                     3,145
1 to 3 years                                                       1,611
Over 3 years
                                                                   -----

   Total                                                          $9,949
                                                                   =====

Item 7. Financial Statements


                          Index to Financial Statements


                                                                        Page

Independent Auditors' Report                                             24

Consolidated Balance Sheets as of December 31, 2002 and 2001             25

Consolidated Statements of Income for the Years ended
   December 31, 2002 and 2001                                            26

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2002 and 2001                        27

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001                                            28

Notes to Financial Statements                                            29

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Pioneer Bankshares, Inc.


We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                          S. B. HOOVER & COMPANY, L.L.P.


March 3, 2003
Harrisonburg, VA

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In Thousands)

ASSETS                                                 2002          2001

Cash and due from banks (Note 3)                   $    7,680    $    4,865
Interest-bearing deposits in banks (Note 4)             4,811         4,258
Federal funds sold (Note 4)                               500         2,000
Investment securities
   Available for sale (Note 5)                         19,551         8,640
   Held to maturity (fair value was $78 and $441
     in 2002 and 2001, respectively) (Note 5)              76           433
Loans receivable (Note 6), net of allowance for
   loan losses of $1,448 in 2002 and $1,153
   in 2001 (Note 7)                                    86,099        89,618
Bank premises and equipment, net (Note 8)               3,919         3,665
Accrued interest receivable                               544           532
Other assets                                            1,949         2,062
                                                    ---------     ---------

   Total Assets                                    $  125,129    $  116,073
                                                    =========     =========

LIABILITIES

Deposits
   Noninterest bearing                             $   20,367    $   18,876
   Interest bearing
     Demand                                            12,986        10,626
     Savings                                           12,482        10,199
     Time deposits over $100,000 (Note 9)               9,949         8,407
     Other time deposits (Note 9)                      50,741        48,617
                                                    ---------     ---------

   Total Deposits                                     106,525        96,725

Accrued expenses and other liabilities                    854         1,366
Long term debt (Note 10)                                5,075         5,725
                                                    ---------     ---------

   Total Liabilities                                  112,454       103,816
                                                    ---------     ---------

STOCKHOLDERS' EQUITY (NOTE 14)

Common stock; $.50 par value, authorized
   5,000,000 shares; outstanding - 1,092,417
   in 2002; 1,111,116 shares in 2001                      546           556
Retained earnings (Note 13)                            11,913        11,627
Accumulated other comprehensive income                    216            74
                                                    ---------     ---------

   Total Stockholders' Equity                          12,675        12,257
                                                    ---------     ---------

   Total Liabilities and Stockholders' Equity      $  125,129    $  116,073
                                                    =========     =========


        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands)

                                                        2002         2001
INTEREST AND DIVIDEND INCOME:
   Loans including fees                            $    8,988    $    8,628
   Debt securities - taxable                              296           411
   Debt securities - nontaxable                            89           114
   Deposits and federal funds sold                        244           330
   Equity securities                                       66            51
                                                    ---------     ---------

   Total Interest and Dividend Income                   9,683         9,534
                                                    ---------     ---------

INTEREST EXPENSE:
   Deposits                                             2,922         3,365
   Long term debt                                         321           271
                                                    ---------     ---------

   Total Interest Expense                               3,243         3,636
                                                    ---------     ---------

NET INTEREST INCOME                                     6,440         5,898

PROVISION FOR LOAN LOSSES (Note 7)                      1,472           865
                                                    ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                          4,968         5,033
                                                    ---------     ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                    903           728
   Commission income                                      106
   Insurance settlement relating to the ESOP
     (Note 11)                                            200
   Other income                                           197           164
   Gain (loss) on security transactions (Note 5)         (275)          242
                                                    ----------    ---------

   Total Noninterest Income                             1,131         1,134
                                                    ---------     ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                       2,134         2,090
   Occupancy expenses                                     262           292
   Equipment expenses                                     664           493
   Professional fees relating to the ESOP (Note 11)       136            57
   Other expenses (Note 12)                             1,510         1,365
                                                    ---------     ---------

   Total Noninterest Expenses                           4,706         4,297
                                                    ---------     ---------

INCOME BEFORE INCOME TAXES                              1,393         1,870

INCOME TAX EXPENSE (Note 14)                              422           637
                                                    ---------     ---------

   NET INCOME                                      $      971    $    1,233
                                                    =========     =========

PER SHARE DATA
   Net income                                      $       .88   $      1.11
                                                    ==========    ==========

   Dividends                                       $       .44   $      0.41
                                                    ==========    ==========

  Weighted Average Shares Outstanding                1,107,940     1,114,609
                                                     =========     =========


        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands)

                                                      Accumulated
                                                         Other
                                Common     Retained  Comprehensive
                                 Stock     Earnings  Income (Loss)    Total

BALANCE DECEMBER 31,
   2000                       $     558   $  10,903   $     292    $   11,753

Comprehensive Net Income
   Net Income                                 1,233                     1,233
   Changes in unrealized gains
     (losses) on securities, net
     of taxes
       Unrealized holding losses
         arising during the period
         (net of tax effect of
         $41,000)                                           (67)
       Reclassification adjustment
         for gains included in net
         income (net of tax effect
         of $91,000)                                       (151)         (218)
                                                                    ---------
   Total Comprehensive Income                                           1,015

Cash Dividends                                 (457)                     (457)
Retirement of common stock           (2)        (52)                      (54)
                               --------    --------    --------     ---------

BALANCE DECEMBER 31,
   2001                             556      11,627          74        12,257

Comprehensive Net Income
   Net Income                                   971                       971
   Changes in unrealized gains
     (losses) on securities, net
     of taxes
       Unrealized holding losses
         arising during the period
         (net of tax effect of
         $16,000)                                           (29)
       Reclassification adjustment
         for losses included in net
         income (net of tax effect
         of $104,000)                                       171           142
                                                                    ---------
   Total Comprehensive Income                                           1,113

Cash Dividends                                 (487)                     (487)
Retirement of common stock          (10)       (198)                     (208)
                               ---------   ---------   --------     ----------

BALANCE DECEMBER 31,
   2002                       $     546   $  11,913   $     216    $   12,675
                               ========    ========    ========     =========

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands)
                                                          2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     971  $    1,233
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                            1,472         865
      Loss (gain) on security sales                          275        (242)
      Income on life insurance policies                      (49)        (29)
      Deferred income taxes                                  (39)        (72)
      Depreciation                                           561         357
      Net change in:
         Accrued interest receivable                         (12)        109
         Other assets                                        196         185
         Accrued expense and other liabilities              (584)        (97)
                                                        ---------  ---------

Net Cash Provided by Operating Activities                  2,791       2,309
                                                        --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest bearing deposits                   (553)     (4,211)
  Net change in federal funds sold                         1,500      (1,890)
  Proceeds from maturities and sales of securities
    available for sale                                     5,318       7,416
  Proceeds from maturities and calls of securities
    held to maturity                                         360       1,550
  Purchase of securities available for sale              (16,289)     (4,896)
  Net change in loans                                      2,048     (13,541)
  Purchase of bank premises and equipment                   (815)     (1,212)
                                                       ---------- -----------

  Net Cash Used in Investing Activities                   (8,431)    (16,784)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in:
    Demand and savings deposits                            6,114       6,970
    Time deposits                                          3,666       6,004
    Short-term borrowings                                     20         (54)
  Proceeds from long-term debt                                         4,500
  Curtailments of long-term debt                            (650)     (2,212)
  Purchase and subsequent retirement of common stock        (208)        (54)
  Dividends paid                                            (487)       (457)
                                                        ---------  ---------

Net Cash Provided by Financing Activities                  8,455      14,697
                                                        --------   ---------

CASH AND CASH EQUIVALENTS
  Net increase in cash and cash equivalents                2,815         222
  Cash and cash equivalents, beginning of year             4,865       4,643
                                                        --------   ---------

  Cash and Cash Equivalents, End of Year               $   7,680  $    4,865
                                                        ========   =========

Supplemental Disclosure of Cash Paid During the Year for:
  Interest                                             $   3,429  $    3,593
  Income taxes                                               631         499

        The accompanying notes are an integral part of this statement.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    NATURE OF OPERATIONS:

Pioneer Bankshares, Inc. ("Company"), through its subsidiary Pioneer Bank ("Bank"), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at six separate locations to customers in the City of Harrisonburg and Page and Green Counties of Virginia.

On October 23, 2000, the Bank purchased Valley Finance Service, Inc., ("Valley Finance") a finance company licensed under the Virginia Consumer Finance Act. Valley Finance makes loans for consumer and personal reasons to individuals located primarily in Harrisonburg and Rockingham County, Virginia. On January 1, 2002, the finance company license was dissolved and the assets of Valley Finance were merged into the Bank. Valley Finance now operates as a branch loan office and division of Pioneer Bank.

The Bank also operates a separate financial subsidiary known as Pioneer Financial Services, LLC, which offers a variety of consumer investment and insurance services.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy - The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC, which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Investment securities which the Bank has the intent and ability to hold for indefinite periods of time, including investment securities used as part of the Bank's asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders' equity until realized.

Gains and losses on the sale of investment securities are determined using the specific identification method. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 150 days past due unless the loan is well secured and in the process of collection. However, loans 150 days or more past due, with at least a 60-day recovery in payments are not charged off. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for a loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The provision for loan losses charged to income is based on management's best estimate after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the loan portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amount charged to income include internally generated loan review and loan evaluation reports, past due reports, watch lists, and historical loan loss experience. Nonperforming loans are evaluated by management relative to their collateral value.

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of straight-line and accelerated methods.

Goodwill - Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly.

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Financial Instruments (Continued) - The Bank uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and deposits at other financial institutions whose initial maturity is ninety days or less.

Earnings Per Share - Earnings per share are based on the weighted average number of shares outstanding.

Stock Compensation Plans - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Bank has elected to use accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and other disclosures, as if the fair value based method of accounting had been applied.


NOTE 3    CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1,000,000 and $919,000 at December 31, 2002 and 2001, respectively.


NOTE 4    DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $11,484,000 and $8,584,000 at December 31, 2002 and 2001, respectively.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

                                          Gross        Gross
                             Amortized Unrealized   Unrealized      Fair
                               Cost       Gains       Losses        Value
       December 31, 2002                    (In Thousands)
       -----------------

Available for Sale
   U.S. government and
     agency securities      $   15,508  $     159  $        1    $   15,666
   State and municipals          2,342        134                     2,476
   Equity Securities             1,372         48          11         1,409
                            ----------  ---------  ----------    ----------

                            $   19,222  $     341  $       12    $   19,551
                             =========   ========   =========     =========

Held to Maturity
   Mortgage-backed          $       76  $       2  $             $       78
                             =========   ========   =========     =========

       December 31, 2001

Available for sale
   U.S. government
     agency securities      $    6,992  $      99  $       16    $    7,075
   Equity securities             1,533         69          37         1,565
                             ---------   --------   ---------     ---------

                            $    8,525  $     168  $       53    $    8,640
                             =========   ========   =========     =========

Held to Maturity
   U.S. government and
     agency securities      $        1  $          $             $        1
   State and municipals            272          4                       276
   Mortgage-backed                 160          4                       164
                             ---------   --------   ---------     ---------

                            $      433  $       8  $             $      441
                             =========   ========   =========     =========

The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       Securities Available for Sale Securities Held to Maturity
                            Amortized      Fair       Amortized     Fair
                              Cost         Value        Cost        Value
                                             (In Thousands)

Due within one year        $   8,999    $  8,998
Due after one year through
   five years                  6,635       6,834
Due five years through
   ten years                   1,315       1,371
Due after ten years              901         939
                            --------     -------
                              17,850      18,142

Mortgage-backed                                     $       76   $       78
Equity securities              1,372       1,409
                            --------     -------     ---------    ---------

                           $  19,222    $ 19,551    $       76   $       78
                            ========     =======     =========    =========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    INVESTMENT SECURITIES (CONTINUED):

Realized gains and losses on available for sale securities are summarized below:

                                                         2002       2001
                                                           (In Thousands)

Gains                                                 $      90  $      434
Losses                                                     (365)       (192)
                                                       ---------  ----------

   Net (Losses)/Gains                                 $    (275) $      242
                                                       =========  =========


Investment securities with a book value of $ 1,790,000 and $1,779,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required by law.


NOTE 6    LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:
2002  2001
                                                           (In Thousands)

Commercial and agricultural loans                     $  22,170  $   20,545
Loans to individuals, primarily
   collateralized by autos                               22,388      27,875
Real estate mortgage                                     45,641      45,649
All other loans                                             220         402
                                                       --------   ---------

   Total Loans                                           90,419      94,471

Less unearned discount                                    2,872       3,700
                                                       --------   ---------

Loans, less unearned discount                            87,547      90,771

Less allowance for loan losses                            1,448       1,153
                                                       --------   ---------

   Net Loans Receivable                               $  86,099  $   89,618
                                                       ========   =========

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan by loan basis depending upon the purpose of the loan and the financial condition of the borrower.

The Company has granted a blanket lien against their real estate mortgage loans as collateral for borrowings with the Federal Home Loan Bank of Atlanta.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    LOANS (CONTINUED):

Nonaccrual loans and potential problem loans at December 31 are shown in the following schedule. Loans past due 90 days or more are classified as nonaccrual unless the loan is well secured and in the process of collection. Management has not identified any significant loans as "troubled debt restructurings."

                                                      2002            2001
                                                         (In Thousands)

   Principal:
Nonaccrual loans                                   $      135    $       71
Loans past due 90 days or more                            721           740
Other impaired loans                                      379           168
                                                    ---------     ---------

   Total                                           $    1,235    $      979
                                                    =========     =========

   Percent of total loans                                1.37%          1.04%

The following is a summary of information at December 31, pertaining to impaired loans:

                                                       2002          2001
                                                         (In Thousands)

Impaired loans with a valuation allowance          $      379    $      168
                                                    =========     =========

Valuation allowance related to impaired loans      $      175    $      168
                                                    =========     =========

No additional funds are committed to be advanced in connection with impaired loans.


NOTE 7    ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

                                                       2002          2001
                                                         (In Thousands)

Balance, beginning of year                         $    1,153    $      992
Provision charged to operating expenses                 1,472           865
Recoveries of loans charged off                           329           236
Loans charged off                                      (1,506)         (940)
                                                    ----------    ---------

   Balance, End of Year                            $    1,448    $    1,153
                                                    =========     =========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8    BANK PREMISES AND EQUIPMENT:

Bank premises and equipment included in the financial statements at December 31 are as follows:

                                                       2002          2001
                                                        (In Thousands)

Land                                               $      712    $      479
Land improvements and buildings                         2,800         2,792
Furniture and equipment                                 4,248         3,968
Construction in progress                                  204
                                                    ---------     ---------

                                                        7,964         7,239
Less accumulated depreciation                           4,045         3,574
                                                    ---------     ---------

   Net                                             $    3,919    $    3,665
                                                    =========     =========

At December 31, 2002, construction in progress includes the cost of a branch building and equipment for a branch in Harrisonburg, Virginia. Additional cost to complete the building is estimated to be $650,000. The Bank has entered into a contract with their software vendor for system upgrades totaling $175,000.


NOTE 9    DEPOSITS:

At December 31, 2002, the scheduled maturities of time deposits (in thousands) are as follows:

                      2003                         $    42,401
                      2004                               8,943
                      2005                               2,934
                      2006                               2,807
                      2007 or greater                    3,605
                                                    ----------

                      Total                        $    60,690
                                                    ==========


NOTE 10   LONG TERM DEBT:

Long term debt consist of the following at December 31:

                                                       2002         2001
                                                        (In Thousands)
Federal Home Loan Bank of Atlanta,
   fixed rate of 6.09%, $50,000 quarterly
   curtailment                                     $    1,250     $   1,450

Federal Home Loan Bank of Atlanta,
   Fixed rate of 5.85%, $112,500 quarterly
     curtailment                                        3,825         4,275
                                                   ----------     ---------

   Total Borrowings                                $    5,075     $   5,725
                                                    =========      ========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10   LONG TERM DEBT (CONTINUED):

The maturities of debt (in thousands) as of December 31, 2001 are as follows:

                      2003                         $      650
                      2004                                650
                      2005                                650
                      2006                                650
                      2007                                650
                      Thereafter                        1,825
                                                    ---------

                      Total                        $    5,075
                                                    =========


NOTE 11   INSURANCE SETTLEMENT AND PROFESSIONAL FEES RELATING TO ESOP:

During 2002, the Company received a $200,000 insurance settlement reimbursing expenses relating to the Company's ESOP. Professional fees relating to restating the ESOP accounting totaled $136,000 for 2002, $57,000 for 2001, and $7,000 for prior years.


NOTE 12   OTHER EXPENSES:

Other expenses in the consolidated statements of income includes the following components:

                                                       2002          2001
                                                        (In Thousands)

Supplies and printing                              $      157    $      153
Directors fees                                            110           137
Professional fees                                         168           126
Telephone                                                 120           107
Other                                                     955           842
                                                    ---------     ---------

   Total                                           $    1,510    $    1,365
                                                    =========     =========


NOTE 13    DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2003, the maximum amount of dividends the Bank can pay to the Company is $1,042,000, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14   INCOME TAXES:

The components of income tax expense are as follows:
                                                        2002         2001
                                                        (In Thousands)

Current income tax expense                         $      383     $     709
Deferred income tax expense (benefit)                      39           (72)
                                                    ---------      --------

   Income Tax Expense                              $      422     $     637
                                                    =========      ========

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

                                                       2002          2001
                                                        (In Thousands)
Income taxes computed at the applicable
   federal income tax rate                         $      474     $     636
Increase (decrease) resulting from:
   Tax-exempt municipal income                            (29)          (39)
   State income taxes                                     (17)           35
   Other                                                   (6)            5
                                                    ----------     --------

   Income Tax Expense                              $      422     $     637
                                                    =========      ========

At December 31, the net deferred tax asset was made up of the following:

                                                        2002         2001
                                                        (In Thousands)
Deferred Tax Assets:
   Provision for loan losses                       $      314     $     287
   Deferred compensation                                   53           128
                                                    ---------      --------

   Total                                                  367           415
                                                    ---------      --------

Deferred Tax Liabilities:
   Depreciation                                           165           139
   Cash surrender value of life insurance                  13            47
   Securities available for sale                          113            40
   Other                                                    9            10
                                                    ---------     ---------

   Total                                                  300           236
                                                    ---------      --------

   Net Deferred Tax Asset                          $       67     $     179
                                                    =========      ========

The deferred tax effects of temporary differences effecting operations are as follows:
                                                        2002         2001
                                                        (In Thousands)

   Sale of equity investment                       $              $     (56)
   Provision for loan losses                              (27)          (16)
   Deferred compensation                                   75            (5)
   Depreciation                                            26             5
   Cash surrender value of life insurance                 (34)           (3)
   Other                                                   (1)            3
                                                    ----------     --------

   Deferred Income Taxes                           $       39     $     (72)
                                                    =========      ========

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of April 15, 2002, the most recent notification from the institution's primary regulator, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented below: (in thousands)

                                                 For Capital    To Be Well
                                     Actual  Adequacy Purposes  Capitalized
                                  Amount Ratio  Amount Ratio   Amount  Ratio

As of December 31, 2002:
   Total Capital (to Risk
     Weighted Assets)          $10,405   13.9%  $5,993 =>8.0%  $7,491 =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)            9,462   12.6%   2,996 =>4.0%   4,495 =>6.0%
   Tier I Capital (to Average
     Assets)                     9,462    7.6%   3,723 =>3.0%   6,205 =>5.0%

As of December 31, 2001:
   Total Capital (to Risk
     Weighted Assets)           $9,569   12.2%  $6,282 =>8.0%  $7,853 =>10.0%
   Tier I Capital (to Risk
     Weighted Assets)            8,585   10.9%   3,141 =>4.0%   4,712 =>6.0%
   Tier I Capital (to Average
     Assets)                     8,585    7.5%   4,571 =>3.0%   5,713 =>5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16    STOCK OPTION PLAN:

The Company's 1998 Stock Incentive Plan (the "Plan") was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options ("Options"), however, no Options have been awarded in previous years, under the Plan.

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock(or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 13, 2002, the Board of Directors granted the Options to current non-employee directors to which they were entitled to under the Plan for 1998, 1999, 2000 and 2001 and granted Options for 2002. The effective date of the grant is May 7, 2002 and the Options may be exercised on or after May 7, 2003. The Options granted are shown in the following table:

      Class         Number          Exercise Price        Expiration Date

      1998           700               $  18.00            June 10, 2008
      1999           800                  12.75            June 7, 2009
      2000           800                  12.75            April 10, 2010
      2001           800                  12.75            May 7, 2011
      2002           800                  12.75            May 6, 2012
                     ---

     Total Options 3,900
                   =====

      Options outstanding at end of year               3,900
      Options exercisable at end of year                   0
      Exercise price for all options                   $12.75
      Weighted-average remaining contractual
         life of options outstanding                12 months

The Bank applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Bank's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Bank's net income would have been adjusted to the pro forma amounts indicated below:

                                        2002
                                       Amount           Per Share

       As reported                  $ 971,118          $.88
       Proforma                       961,226           .87

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17    LENDING COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:
                                                        2002         2001
                                                         (In Thousands)

Lines of Credit (commercial and personal)            $   2,608   $    2,527
Loan commitments and letters of credit
   (commercial and personal)                               390          758
Credit card unused credit limits                         2,239        2,734


NOTE 18    TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.

Loan transactions to such related parties are shown in the following schedule:

                                                        2002         2001
                                                         (In Thousands)

Total loans, beginning of year                       $     675   $      407
New loans                                                   56          350
Payments                                                   (46)         (82)
                                                      ---------   ---------

   Total Loans, End of Year                          $     685   $      675
                                                      ========    =========


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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUTED):

Estimated fair value and the carrying value of financial instruments at December 31, 2002 and 2001 are as follows (in thousands):
                                        2002                  2001
                                        ----                  ----
                                Estimated  Carrying    Estimated  Carrying
                                  Fair       Value       Fair       Value
                                  Value                  Value
                                             (In Thousands)
Financial Assets
   Cash                        $   7,680  $   7,680   $   4,865  $    4,865
   Interest bearing deposits       4,811      4,811       4,258       4,258
   Federal funds sold                500        500       2,000       2,000
   Securities available for sale  19,551     19,551       8,640       8,640
   Securities held to maturity        78         76         441         433
   Loans                          88,840     86,099      92,125      89,618
   Accrued interest receivable       544        544         532         532

Financial Liabilities
   Demand Deposits:
     Non-interest bearing         20,341     20,341      18,870      18,870
     Interest bearing             12,986     12,986      10,626      10,626
   Savings deposits               12,482     12,482      10,199      10,199
   Time deposits                  62,043     60,690      58,320      57,024
   Treasury tax and loan
      account                         26         26           6           6
   Long term debt                  5,283      5,075       5,632       5,725

The carrying value of cash and cash equivalents, deposits with no stated maturities, short-term borrowings, and accrued interest approximates fair value. The fair value of securities was calculated using the most recent transaction price or a pricing model, which takes into consideration maturity, yields and quality. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2002 and 2001.

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                      2002          2001
ASSETS (In Thousands)

   Cash and cash equivalents                       $      182    $      573
   Investment in subsidiary                            10,028         9,013
   Securities available for sale                        1,409         1,565
   Due from subsidiaries                                                149
   Bank premises and equipment, net                       991         1,030
   Income tax refund                                      157
   Other receivables                                                      3
                                                    ---------     ---------

     Total Assets                                  $   12,767    $   12,333
                                                    =========     =========

LIABILITIES

   Deferred income taxes                           $       29    $       31
   Income tax payable                                                    45
   Due to subsidiaries                                     63
                                                   ----------    ----------

     Total Liabilities                                     92            76
                                                    ---------     ---------

STOCKHOLDERS' EQUITY

   Common stock                                           546           556
   Retained earnings                                   11,913        11,627
   Accumulated other comprehensive income                 216            74
                                                    ---------     ---------

   Total Stockholders' Equity                          12,675        12,257
                                                    ---------     ---------

   Total Liabilities and Stockholders' Equity      $   12,767    $   12,333
                                                    =========     =========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS
           (CONTINUED):


                STATEMENTS OF NET INCOME AND RETAINED EARNINGS

                                                      2002          2001
INCOME                                                  (In Thousands)

   Dividends from affiliate                        $      250    $      675
   Interest income                                          3            42
   Dividend income                                         34            20
   Security gains (losses)                               (275)          242
   Rent income                                             83            83
   Other income                                           141
                                                    ---------     ---------

   Total Income                                           236         1,062
                                                    ---------     ---------

EXPENSES

   Occupancy expenses                                      39            40
   Real estate tax expense                                 17             9
   Other operating expenses                               195           100
                                                    ---------     ---------

   Total Expenses                                         251           149
                                                    ---------     ---------

Net income (loss) before income tax expense
   and increase in undistributed equity of
   affiliates                                             (15)          913

INCOME TAX  (EXPENSE) BENEFIT                             109           (85)
                                                    ---------     ---------

Net income before increase in undistributed
   income of affiliates                                    94           828

Increase in undistributed income of
   affiliates                                             877           405
                                                    ---------     ---------

   NET INCOME                                             971         1,233

Retained earnings, beginning of year                   11,627        10,903
Dividends on common stock                                (487)         (457)
Retirement of common stock                               (198)          (52)
                                                    ----------    ---------

Retained Earnings, End of Year                     $   11,913    $   11,627
                                                    =========     =========

PIONEER BANKSHARES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20    PARENT CORPORATION ONLY FINANCIAL STATEMENTS
           (CONTINUED):


                            STATEMENTS OF CASH FLOWS

                                                      2002          2001
                                                        (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $      971    $    1,233
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Undistributed subsidiary income                   (877)         (405)
       Loss (gain) on security sales                      275          (242)
       Depreciation                                        39            39
       Net change in:
         Due from subsidiary                              211          (245)
         Other receivables                               (154)          235
         Accrued expenses                                 (48)          (57)
                                                    ----------    ---------

   Net Cash Provided by Operating Activities              417           558
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available
     for sale                                           1,968         2,416
   Purchase of securities available for sale           (2,081)       (2,868)
                                                   -----------   -----------

   Net Cash Used in Investing Activities                 (113)         (452)
                                                    ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase and subsequent retirement of
     common stock                                        (208)          (55)
   Dividends paid                                        (487)         (457)
                                                    ----------    ---------

   Net Cash Used in Financing Activities                 (695)         (512)
                                                    ----------    ---------

Net Decrease in Cash and Cash Equivalents                (391)         (406)

Cash and Cash Equivalents, Beginning of Year              573           979
                                                    ---------     ---------

Cash and Cash Equivalents, End of Year             $      182    $      573
                                                    =========     =========

Item  8.  Changes  in  and   Disagreements   with  Accountants  and  Financial
          Disclosure.

     None


Part III

Item 9. Directors, Executive Officers of the Registrant.

     The following table sets forth information with respect to the directors and executive officers of the Holding Company.
                                  Term            Principal Occupation
  Directors            Age       Expires         During Past Five Years

Robert E. Long         72         2003          Real  estate  agent.  Director
                                                since  1989  and  Director  of
                                                the Bank since 1989.

Kyle Miller            68         2003          Retired State Police and
                                                Business Manager. Director
                                                since 1986 and Director of
                                                the Bank since 1986.

Patricia G. Baker      60         2003          Retired     bank      officer.
                                                Director  since 1989 and
                                                Director of the Bank since 1989.

Thomas R. Rosazza      61         2004          President,   Holding   Company
                                                and Bank.  Director since 1984
                                                and   Director   of  the  Bank
                                                since 1973.

David N. Slye          50         2004          Insurance   agent.    Director
                                                since  1996  and  Director  of
                                                the Bank since 1996.

Harry F. Louderback    62         2004          Farmer/retired    from    FBI.
                                                Director  since 1998 and
                                                Director of the Bank since 1998.

Louis L. Bosley        71         2005          Businessman  -  auto  service.
                                                Director  since 1984 and
                                                Director of the Bank since 1976.

Mark N. Reed           45         2005          Attorney   at  Law.   Director
                                                since  1994  and  Director  of
                                                the Bank since 1994.

E. Powell Markowitz    51         2005          Businessman - Hotel/
                                                Restaurant.   Director   since
                                                1999 and  Director of the Bank
                                                since 1999.

Other Executive Officers           Age

Ronald R. Diehl*       55                       Senior Vice President/
                                                Commercial  Lending,   Pioneer
                                                Bank.

Brenda B. Kite*        54                       Senior   Vice   President/CFO,
                                                Pioneer Bank.

Betty J. Purdham       54                       Senior Vice President/
                                                Operations- Consumer
                                                Lending, Pioneer Bank.

Judy L. Painter        53                       Senior Vice President/
                                                Administration, Pioneer Bank.

* The officer relationship of these individuals ceased in early 2003. Ronald Diehl, SVP and Commercial Loan Officer resigned from his position effective January 16, 2003. Brenda B. Kite, SVP and Chief Financial Officer, passed away on February 2, 2003. Management and the Board of Directors have developed and implemented an adequate succession plan for these positions.

     The Board of Directors has six standing committees, namely; Personnel/Compensation, Investment, Audit/Compliance, Strategic Planning, Electronic Data Processing, and Asset/Liability Management.


Section 16(a)  Beneficial Ownership Reporting Compliance.

      Based on a review of report of changes in beneficial ownership of Common Stock and a review of stockholder records, the Holding Company believes its officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002, except for Robert Long who filed a late report under section 16(a).


Item 10. Executive Compensation.

Summary

     The following table sets forth a summary of certain information concerning the compensation paid by the Holding Company and the Bank for services rendered in all capacities during the year to the President and Chief Executive Officer of the Bank. No other executive officer of the Holding Company and/or Bank had total compensation during the fiscal year which exceeded $100,000.

Summary Compensation Table

                                                 Annual Compensation (1)
Name and Principal Position   Year            Salary      Bonus    Other

Thomas R. Rosazza, President  2002           $ 94,882   $30,000   None
                              2001            $93,275   $45,000   None

(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

     Directors of the Holding Company receive an annual fee of $1,800. In addition, Directors of Pioneer Bank receive a fee of $800 per month as a Board member. Directors also receive $150 for each Board committee meeting they attend.


Item 11.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of March 17, 2003, certain information with respect to the beneficial ownership of the Holding Company's common stock, par value $.50 per share ("Common Stock"), held by each director of the Holding Company, the executive officers and by the directors and all executive officers as a group.

     As of March 17, 2003, the Holding Company is not aware of any beneficial owners of 5% or more of the Holding Company's common stock except for the Pioneer Bankshares, Inc. Employee Stock Ownership Plan ("ESOP"). As of March 17, 2003, the ESOP held 65,018 (5.95%) shares of common stock. Employees have voting rights for the shares of common stock allocated to them by the ESOP.

                             Amount and Nature of
     Directors               Beneficial Ownership (1)       Percent of Class

Patricia G. Baker                     15,956                       1.46%
108 Running Pine Road
Stanley, VA  22851

Louis L. Bosley, Chairman             22,850                       2.09%
135 S. Bosley Drive
P.O. Box 190
Stanley, VA  22851

Robert E. Long                        15,505                       1.42%
123 Alans Road
Luray, VA  22835

Harry F. Louderback                   17,710                       1.62%
1001 Old Farm Road
Shenandoah, VA  22849

E. Powell Markowitz                     1,430                       *
270 Circle View Road
Luray, VA  22835

Kyle L. Miller                        10,130                       *
1394 Aylor Grubbs Avenue
Stanley, VA  22851

Mark N. Reed                           4,080                       *
P.O. Box 766
Luray, VA  22835

Thomas R. Rosazza, President          16,562                       1.52%
P.O. Box 96
1215 Shenandoah River Rd
Shenandoah, VA  22849

David N. Slye                          1,230                       *
1908 Bixlers Ferry Road
Luray, VA  22835

Other Executive Officers              30,573                       2.80%
All Directors and Executive
    Officers as a Group              136,026                      12.45%

                                                                *Less than 1%

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

Equity Compensations Plan Information.

     The Company's 1998 Stock Incentive Plan (the "Plan") was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options ("Options"), however, no Options have been awarded in previous years, under the Plan.

     Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 13, 2002, the Board of Directors granted the Options to current non-employee directors to which they were entitled to under the Plan for 1998, 1999, 2000 and 2001 and granted Options for 2002. The effective date of the grant is May 7, 2002 and Options may be exercised on or after May 7, 2003.

     The following table sets forth information as of December 31, 2002 with respect to certain compensation plans under which equity securities of the Bank are authorized for issuance.

-------------------------------------------------------------------------------
                                          Number of    Weighted-   Number of
                                          Securities   average     securities
                                          to be        exercise    remaining
                                          issued upon  price of    available
                                          exercise of  outstanding for future
                                          outstanding  options,    issuance
                                          options,     warrants,   under
                                          warrants,    and rights  equity
                                          and                      compensation
                                          rights                   plans
                                                                   (excluding
                                                                   securities
                                                                   reflected
                                                                   in column
                                                                   (a) )



                                              (a)         (b)         (c)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Equity Compensation plans approved by    3,900 shares   13.69    10,100 shares
security holders
-------------------------------------------------------------------------------
Equity Compensation plans not approved
by security holders
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                  Total                  3,900 shares   13.69    10,100 shares
......................................................
-------------------------------------------------------------------------------



Item 12.    Certain Relationships and Related Transactions

     During 2002, the Bank extended credit to its directors. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable credits on terms that do not involve more than the normal risk or collectibility or present other unfavorable features.

Item 13. Exhibits and Reports on 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc. Form 10SB filed May 1, 2001).

              3.2 i Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc. Form 10-SB filed May 1, 2000).

             10.i    Pioneer  Bankshares,  Inc.  (Formerly  Page  Bankshares,
                     Inc.),   1998  Stock  Incentive  Plan   (incorporated  by
                     reference to Exhibit A of Pioneer Bankshares, Inc.'s
                     Form 10-SB filed August 12, 2002).

              21     List of Subsidiaries of the Small Business Issuer.


         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending December 31, 2002.


Item 14. Disclosure Controls and Procedures

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


Item 15. Principal Accountant Fees and Services.

     Total fees for services provided for Pioneer Bankshares, Inc. for 2002 were $78,102, which included the following: $31,000 for the audit of financial statements; $14,781 for loan review services; $1,000 for the FHLB Collateral Audit, $18,332 for assistance with Exchange Act filings and $12,989 for accounting services related to the ESOP. The Audit Committee has considered whether the provision of the non-audit services listed above is compatible with maintaining S. B. Hoover & Company, LLP's independence.

                                    SIGNATURE


     In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Pioneer Bankshares, Inc.



Date: March 27, 2003                By:  /s/ THOMAS R. ROSAZZA
                                         --------------------------------
                                         Thomas R. Rosazza
                                         President and Chief Financial
                                         Officer



Date: March 27, 2003                By:  /s/ LORI G. HASSETT
                                         --------------------------------
                                         Lori G. Hassett
                                         AVP and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                         Title                  Date

/s/ ROBERT E. LONG                                           March 27, 2003
---------------------------                                  --------------
Robert E. Long                          Director

/s/ KYLE MILLER                                              March 27, 2003
---------------------------                                  --------------
Kyle Miller                             Director

/s/ PATRICIA G. BAKER                                        March 27, 2003
--------------------------                                   --------------
Patricia G. Baker                        Director

/s/ DAVID N. SLYE                                            March 27, 2003
---------------------------                                  --------------
David N. Slye                           Director

/s/ HARRY F. LOUDERBACK                                      March 27, 2003
---------------------------                                  --------------
Harry F. Louderback                     Director

/s/ LOUIS L. BOSLEY                                          March 27, 2003
---------------------------                                  --------------
Louis L. Bosley                         Director

/s/ MARK REED                                                March 27, 2003
---------------------------                                  --------------
Mark N. Reed                            Director

/s/ E. POWELL Markowitz                                      March 27, 2003
---------------------------                                  --------------
E. Powell Markowitz                     Director

/s/ THOMAS R. ROSAZZA               President , Chief        March 27, 2003
---------------------------                                  --------------
Thomas R. Rosazza                   Executive Officer
                                      and Director

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



Date:  March 27, 2003            /s/ THOMAS R. ROSAZZA
                                 ---------------------------------
                                Thomas R. Rosazza
                                President



Date:  March 27, 2003            /s/ LORI G. HASSETT
                                 ---------------------------------
                                 Lori G. Hassett
                                 AVP and Chief Financial Officer

                                 CERTIFICATIONS

  I, Thomas R. Rosazza, President and CEO of Pioneer Bankshares, Inc., certify that:

  1.  I  have   reviewed   this  annual  report  on  Form  10-KSB  of  Pioneer
Bankshares, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


Date: March 27, 2003
      --------------
/s/ THOMAS R. ROSAZZA
---------------------
Thomas R. Rosazza
President

  I, Lori G. Hassett, Assistant Vice President and CFO of Pioneer Bankshares, Inc., certify that:

   1.  I  have   reviewed  this  annual  report  on  Form  10-KSB  of  Pioneer
Bankshares, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.



Date: March 27, 2003
      -------------------


/s/ LORI G. HASSETT
-------------------------
Lori G. Hassett
AVP and Chief Financial Officer

Exhibit 21 - List of Subsidiaries of the Small Business Issuer


   Pioneer Bank (incorporated in Virginia)

   Pioneer Financial Services, LLC.

   Pioneer Special Assets, LLC.