Form 10QSB
period 2003-03-31
PIONEER BANKSHARES INC/VA
filed 2003-05-15
CIK 1113026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended                            Commission File Number: 0-30541
                                                                     -------
  March 31, 2003

                            Pioneer Bankshares, Inc.
                         ---------------------------
                      (Exact name of Small Business Issuer
                         as specified in its charter)

       Virginia                                               54-1278721
------------------------                                    --------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


                              263 East Main Street
                                 P. O. Box 10
                             Stanley, Virginia 22851
                          --------------------------
                   (Address of Principal Executive Offices)


                                (540) 778-2294
                          -------------------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes X    No
                     -----    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at March 31, 2003
------------------------                        -----------------------------
Common Stock, par value - $.50                            1,092,410 shares

Transitional   Small  Business   Disclosure   Format  (check  one):  Yes
No  X

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended March 31, 2003 and 2002                                2

           Consolidated Balance Sheets - March 31, 2003 and
           December 31, 2002                                            3

           Consolidated Statements of Changes in Stockholders'
           Equity - Three Months Ended March 31, 2003 and 2002          4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2003 and 2002                                5

           Notes to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8

Item 3.    Controls and Procedures                                     15



PART II    OTHER INFORMATION                                           15

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       15

Item 3.    Defaults upon Senior Securities                             15

Item 4.    Submission of Matters to a Vote of Security Holders         15

Item 5.    Other Information                                           15

Item 6.    Exhibit and Reports on Form 8K                              15

           SIGNATURES                                                  16

           CEO Certification                                           17

           CFO Certification                                           19

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2003          2002
Interest and Dividend Income:
   Loans including fees                             $    2,006    $   2,322
   Debt securities - taxable                               107          100
   Debt securities - nontaxable                             21           23
   Deposits and federal funds sold                          24           17
   Equity securities                                        27           17
                                                     ---------     --------

   Total Interest and Dividend Income                    2,185        2,479
                                                     ---------     --------

Interest Expense:
   Deposits                                                508          764
   Borrowings                                               74           82
                                                     ---------     --------

   Total Interest Expense                                  582          846
                                                     ---------     --------

Net Interest Income                                      1,603        1,633
Provision for loan losses                                  317          210
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,286        1,423
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     198          181
   Other income                                             91           62
   Loss on security transactions                            (4)          (5)
                                                     ----------    ---------

   Total Noninterest Income                                285          238
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   507          554
   Occupancy expenses                                       63           69
   Equipment expenses                                      171          157
   Other expenses                                          346          471
                                                     ---------     --------

   Total Noninterest Expenses                            1,087        1,251
                                                     ---------     --------

Income before Income Taxes                                 484          410
Income Tax Expense                                         160          130
                                                     ---------     --------

Net Income                                          $      324    $     280
                                                     =========     ========

Per Share Information
   Net income                                       $     0.30   $     0.25
                                                     ==========    =========
   Dividends                                        $     0.11   $     0.11
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,092,410    1,111,109
                                                     =========     =========

       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,   December 31,
                                                        2003          2002
ASSETS

Cash and due from banks                              $   5,047    $   7,680
Federal funds sold                                         850          500
Interest bearing deposits in banks                       6,086        4,811
Investment securities
   Held to maturity                                         69           76
   Available for sale                                   17,006       19,551
Loans receivable, net of allowance for loan
   losses of $1,581 and $1,448 respectively             82,883       86,099
Bank premises and equipment, net                         4,174        3,919
Other assets                                             2,427        2,493
                                                      --------    ---------

   Total assets                                      $ 118,542    $ 125,129
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  19,668    $  20,367
   Interest bearing
      Demand                                            13,037       12,986
      Savings                                           12,994       12,482
      Time deposits over $100,000                        7,894        9,949
      Other time deposits                               46,371       50,741
                                                      --------     --------

   Total Deposits                                       99,964      106,525

Accrued expenses and other liabilities                     777          854
Borrowings                                               4,913        5,075
                                                      --------     --------

   Total Liabilities                                   105,654      112,454
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, shares
   outstanding 1,092,410                                   546          546
Retained earnings                                       12,118       11,913
Accumulated other comprehensive income                     224          216
                                                      --------     --------

   Total Stockholders' Equity                           12,888       12,675
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 118,542    $ 125,129
                                                      ========     ========


       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                      Three Months Ended
                                                           March 31,
                                                       2003         2002

Balance, beginning of period                       $  12,675     $  12,257

Comprehensive Income:

   Net income for period                                 324           280
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                  8            20
                                                    --------      --------

   Total Comprehensive Income                            332           300

Dividends declared                                      (119)         (123)
                                                    ---------     ---------

Balance, end of period                             $  12,888     $  12,434
                                                    ========      ========



       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                       Three Months Ended
                                                            March 31,
                                                        2003         2002
Cash Flows from Operating Activities:
   Net income                                        $     324   $     280
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         317         210
         Depreciation                                      124         105
         Net Accretion/Amortization of securities                        4
         Loss on sale of securities                          4           5
         Income on insurance policies                      (12)        (10)
            Net change in:
            Other assets                                    78        (103)
            Accrued expense and other liabilities          (81)        (65)
                                                      --------    ---------

   Net Cash Provided by Operating Activities               754         426
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                       (350)     (4,050)
   Net (increase) decrease in interest
      bearing deposits                                  (1,275)        283
   Proceeds from maturities and sales
      of securities available for sale                   9,069         366
   Proceeds from maturities and calls
      of securities held to maturity                         8         143
   Purchase of securities available for sale            (6,517)     (2,201)
   Net (increase) decrease in loans                      2,899      (2,948)
   Purchase of bank premises and equipment                (379)        (77)
                                                      ---------   --------

   Net Cash Provided by (Used in)
      Investing Activities                               3,455      (8,484)
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                         (136)      3,405
      Time deposits                                     (6,425)      4,886
   Curtailments of borrowings                             (162)       (162)
Dividends Paid                                            (119)          0
                                                      ---------   --------

   Net Cash Provided by (Used in)
      Financing Activities                              (6,842)      8,129
                                                      ---------   --------

Cash and Cash Equivalents
   Net increase (decrease) in cash and
      cash equivalents                                  (2,633)         71
   Cash and Cash Equivalents, beginning of year          7,680       4,865
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   5,047   $   4,936
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $     734   $     812
      Income taxes                                   $      33           2


       The accompanying notes are an integral part of these statements.

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-month periods ended March 31, 2003 and March 31, 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amortized cost of investment securities and their approximate market values at March 31, 2003 and December 31, 2002 follows:

                                              2003                2002
                                        Amortized Market   Amortized Market
                                          Cost     Value     Cost     Value

         Securities held to maturity:
            Mortgage-backed securities       69       72        76       78
                                        -------  -------    ------   ------

            Total                      $     69 $     72   $    76  $    78
                                        =======  =======    ======   ======


         Securities available for sale:
            U.S. Treasury and agency
              obligations              $ 13,026 $ 13,177   $15,508  $15,666
            Municipal Securities          2,341    2,504     2,342    2,476
            Equity Securities             1,298    1,325     1,372    1,409
                                       -------- --------   -------  -------

            Total                      $ 16,665 $ 17,006   $19,222  $19,551
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                     March 31,   December 31,
                                                        2003         2002

         Real estate loans                            $ 45,657    $ 45,641
         Commercial and industrial loans                21,126      22,170
         Loans to individuals, primarily
            collateralized by autos                     19,983      22,388
         All other loans                                   171         220
                                                       -------     -------

            Total Loans                                 86,937      90,419

         Less unearned discount                         (2,473)     (2,872)
                                                       -------     --------

         Loans, less unearned discount                  84,464      87,547

         Less allowance for loan losses                 (1,581)     (1,448)
                                                       -------     --------

            Net Loans Receivable                      $ 82,883    $ 86,099
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2003 and March 31, 2002 follows:

                                                          2003        2002

         Balance, beginning of period                 $  1,448    $  1,153
         Provision charged to operating expenses           317         210
         Recoveries of loans charged off                   127          51
         Loans charged off                                (311)       (226)
                                                       -------     --------

         Balance, end of period                       $  1,581    $  1,188
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. ("Company") and its subsidiary Pioneer Bank ("Bank").

Overview

For the first quarter of 2003, net income including security transactions was $324,000 ($.30 per share) compared with $280,000 ($.25 per share) for the first quarter of 2002. This increase in net income can be mainly attributed to commission income from Pioneer Financial Services and reductions in non-interest expenses as discussed below.

Results of Operations

Net Interest Margin

The tax equivalent net interest income decreased $36,000 or 2.18% in the first quarter of 2003 compared to the first quarter of 2002. This was primarily due to a decrease in the volume of installment loans during the first quarter of 2003 and an increase in the volume of fed funds and investments with a lower yield. As a result, the net yield on interest earning assets decreased from 6.04% for the first quarter of 2002 to 5.74% for the first quarter of 2003. See the Net Interest Margin Analysis in Table I included in this report.

Noninterest Income

For the first quarter of 2003, noninterest income increased $47,000 from the first quarter of 2002. This was primarily the result of increased service charges due to deposit account growth and commission income from the sale of investment and insurance products. Non-interest income, exclusive of security transactions, increased from .82% of average assets at March 31, 2002 to .95% at March 31, 2003.

Noninterest Expense

For the first quarter of 2003, non-interest expense decreased $164,000 (13.11%) from the first quarter of 2002. Salaries and benefits expense accounted for $47,000 of the total decrease. The decrease in salary and benefit expense is mainly attributed to the departure of two officers, whose positions have been filled at a lower compensation level. Equipment expense increased by $14,000 (8.92%) due to increased depreciation on significant asset purchases for technology upgrades. Other expenses decreased due to a combination of factors: a decrease of $65,000 in legal fees primarily related to the Company's ESOP, a $13,000 decrease in supply expense, a $10,000 decrease in advertising expense, and a $14,000 decrease in processing fees related to commercial asset based lending activities which have been discontinued. Noninterest expense decreased from 4.20% of average assets at March 31, 2002 to 3.59% at March 31, 2003.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of March
31, 2003, the market value of all securities available for sale exceeded their amortized cost by $341,000 ($224,000 after the consideration of income taxes). This is the result of an increase in the unrealized gain on investments. Management has traditionally held debt securities (regardless of classification) until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 13.00% at March 31, 2003 from December 31, 2002. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 7.79% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for significant increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia, which includes the counties of Page, Greene, Rockingham and the City of Harrisonburg. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized businesses within its service area.

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

While lending is geographically diversified within the service area, the Company does have concentrations in residential real estate loans and consumer auto loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed by businesses outside our service area.

In the first three months of 2003, the loan portfolio decreased $3,083,000, as a result of a substantial decrease in installment loans, primarily collateralized by automobiles. A schedule of loans by type is shown in a note to the consolidated financial statement included in this report.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans, which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $743,000 at March 31, 2003 compared to $755,000 at March 31, 2002. A majority of these past due loans are secured by residential or commercial real estate. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2003 not included in the past due or nonaccrual status.

As of March 31, 2003 the Company did not hold any real estate that was acquired through foreclosure.

Allowance for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience, and individual borrower's financial condition. This review also considers concentrations of loans in terms of geography, business type, or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

The provision for loan losses and changes in the allowance for loan losses are shown in Note 4 to the financial statements.

The allowance for loan losses of $1,581,000 at March 31, 2003 increased $133,000 from its level at December 31, 2002. The increase was due to funding for charge-offs and the risks related to auto and credit card financing. The allowance was equal to 1.87% of total loans at March 31, 2003 and 1.65% at December 31, 2002.

Premises and Equipment

During the second quarter of 2002, the Company purchased a lot for a new branch facility located in Harrisonburg for $249,000. The current
Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. Additional cost to complete the building is estimated to be $520,000. The Bank anticipates the new branch will be completed in the summer of 2003.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company's deposits decreased by $6,561,000 or 6.16% during the first quarter of 2003. This decrease is mainly in the area of certificates of deposit and is a result of management's efforts to reduce deposit expense by offering lower rates than in the past. Rates offered during the period were still competitive with other banks.


Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2003 and December 31, 2002, the Company's total capital to total assets ratios were 10.87% and 10.13%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

There are no off-balance-sheet items that should impair future liquidity.

Liquidity as of March 31, 2003, remains adequate and within policy guidelines.


Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2003, the Bank has used deposits to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of March 31, 2003.

As of March 31, 2003, the Company had a cumulative Gap Rate Sensitivity Ratio of (29.10%) for the one year repricing period, compared with (33.47%) at December 31, 2002. This was primarily due to a significant decrease in interest bearing liabilities that reprice within one year. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.


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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                          March 31, 2003                March 31, 2002

                     Average  Income/              Average  Income/
                     Balance  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,928   $   62    8.47%     $ 2,950   $   62    8.41%
    Real estate      64,138    1,217    7.59%      63,673    1,330    8.36%
    Installment      18,185      683   15.02%      23,892      880   14.73%
    Credit Card         851       44   20.68%         940       50   21.28%
  Federal funds
    sold              8,486       24    1.13%       4,123       17    1.65%
  Interest bearing
    deposits          5,218       27    2.07%       4,221       17    1.61%
Investments
    Taxable 3        10,313      107    4.15%       6,981      105    6.04%
    Nontaxable 2      2,341       32    5.44%       2,514       35    5.54%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets            112,460    2,196    7.81%      109,294   2,496    9.14%
                     -------   -----   -----       -------   -----   -----

Interest Expense
  Demand deposits    13,027       19    0.58%      11,432       28    0.98%
  Savings            12,882       27    0.84%      10,599       30    1.13%
  Time deposits      57,538      462    3.21%      58,459      706    4.83%
  Borrowings          5,053       74    5.86%       5,718       82    5.74%
                     ------    -----   -----       ------    -----   -----

Total Interest
  Bearing
  Liabilities       $88,500   $  582    2.63%     $86,208   $  846    3.93%
                     ======    =====   =====       ======    =====   =====

Net Interest Margin 1          1,614                         1,650
                               =====                         =====

Net yield on interest
  earning assets                        5.74%                         6.04%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2003
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans:                 $ 8,445  $ 7,671  $54,723  $16,098  $        $86,937
Interest bearing
   bank deposits         6,086                                        6,086
Investment securities    3,999    1,040    9,261    1,450    1,325   17,075
Federal funds sold         850                                          850
                        ------   ------   ------   ------   ------   ------

Total                   19,380    8,711   63,984   17,548    1,325  110,948
                        ------   ------   ------   ------   ------   -------

Sources of Funds:

Interest bearing
   demand deposits      13,037                                       13,037
Regular savings         12,994                                       12,994
Certificates of deposit
   $100,000 and over     1,562    3,958    2,374                      7,894
Other certificates
   of deposit            9,776   18,396   18,199                     46,371
Borrowings                 163      487    2,600    1,663             4,913
                        ------   ------   ------   ------   ------   ------

Total                   37,532   22,841   23,173    1,663            85,209
                       -------  -------  -------  -------  -------  -------

Discrete Gap           (18,152) (14,130)  40,811   15,885    1,325   25,739

Cumulative Gap         (18,152) (32,282)   8,529   24,414   25,739

Ratio of Cumulative
   Gap To Total
   Earning Assets       -16.36%  -29.10%    7.69%   22.00%   23.20%
                        ======   ======     ====    =====    =====


Ratio of Cumulative
   Gap To Total
   Earning Assets at
   December 31, 2002    -22.90%  -33.47%    5.90%   19.69%   20.91%
                        ======   ======     ====    =====    =====

Item 3.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the President/Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filing. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



Part II Other Information

Item 1   Legal Proceedings                  Not Applicable

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -              Not applicable

Item 5.  Other Information -                Not Applicable

Item 6.  Exhibits and Reports on 8-K

         (a)   Exhibits

               3.1 Articles of Incorporation of Pioneer Bankshares, Inc.(incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.'s Form 10SB filed May 1, 2001).

               3.2 Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc. Form 10-SB filed May 1, 2000).

               10.i Pioneer Bankshares, Inc.  (Formerly Page Bankshares,
                    Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit A of Pioneer Bankshares, Inc.'s Form 10-QSB file August 12, 2002).

         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K for the quarter ending March 31, 2003.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



Date:    May 14, 2003            /s/ THOMAS R. ROSAZZA
          ------------           -------------------------------------
                                 Thomas R. Rosazza
                                 President and Chief Executive Officer



Date:    May 14, 2003           /s/ LORI HASSETT
          ------------            -------------------------------------
                                 Lori Hassett
                                 Chief Financial Officer and Asst. Vice
                                 President


         (Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal control which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.





Date:  May 14, 2003


/s/ THOMAS R. ROSAZZA
------------------------
Thomas R. Rosazza
President/Chief Executive Officer

CFO  CERTIFICATION

I, Lori G. Hassett, Chief Financial Officer and Assistant Vice President of Pioneer Bankshares, Inc., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.




Date:  May 14, 2003


/s/  LORI G. HASSETT
----------------------------
Lori G. Hassett
Chief Financial Officer/Asst. Vice President

EXHIBIT 99.1


    Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

      The undersigned, as the Chief Executive Officer and Chief Financial Officer of Pioneer Bankshares Inc., respectively, certify that the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Pioneer Bankshares Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.

                                            /s/ THOMAS R. ROSAZZA
                                          ------------------------
                                          Thomas R. Rosazza
                                          President and Chief Executive
                                          Officer

                                            /s/ LORI G. HASSETT
                                          ------------------------
                                          Lori G. Hassett
                                          Chief Financial Officer

Date: May 14, 2003