Form 10QSB
period 2003-06-30
PIONEER BANKSHARES INC/VA
filed 2003-08-13
CIK 1113026

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended June 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                           Commission File No. 0-30541

                               PIONEER BANKSHARES
                                  INCORPORATED
      (Exact name of small business issuer as specified in its charter)

          Virginia                                          54-1278721
-------------------------------                         ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                              263 East Main Street
                                 P. O. Box 10
                            Stanley, Virginia 22851
         (Address of principal executive offices, including zip code)

                                (540) 778-2294
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes  X     No
                     ------      ------



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at June 30, 2003
--------------------------------                 ----------------------------
Common Stock, par value - $0.50                          1,092,410 shares

                            PIONEER BANKSHARES, INC.

                                      INDEX
                                                                       Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended June 30, 2003 and 2002                                 2

           Consolidated Statements of Income - Six Months
           Ended June 30, 2003 and 2002                                 3

           Consolidated Balance Sheets - June 30, 2003 and
           December 31, 2002                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 2003 and 2002             5

           Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2003 and 2002                                 6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

Item 3.    Controls and Procedures                                     17


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       17

Item 3.    Defaults upon Senior Securities                             17

Item 4.    Submission of Matters to a Vote of Security Holders         17

Item 5.    Other Information                                           17

Item 6.    Exhibit and Reports on Form 8K                              18

           SIGNATURES                                                  19

Part I  Financial Information
Item 1  Financial Statements

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (UNAUDITED)
                                                       Three Months Ended
                                                            June 30,
                                                        2003          2002
Interest and Dividend Income:
   Loans including fees                             $    1,924    $   2,300
   Investments - taxable                                   114           96
   Investments - nontaxable                                 20           23
   Federal funds sold                                        7           41
   Interest bearing deposits                                30           17
                                                     ---------     --------

   Total Interest and Dividend Income                    2,095        2,477
                                                     ---------     --------

Interest Expense:
   Deposits                                                433          776
   Borrowings                                               71           83
                                                     ---------     --------

   Total Interest Expense                                  504          859
                                                     ---------     --------

Net Interest Income                                      1,591        1,618
Provision for loan losses                                  168          288
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,423        1,330
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     231          211
   Other income                                             52          252
   Gain (Loss) on security transactions                    132          (59)
                                                     ---------     --------

   Total Noninterest Income                                415          404
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   537          559
   Occupancy expenses                                       67           66
   Equipment expenses                                      173          159
   Other expenses                                          341          500
                                                     ---------     --------

   Total Noninterest Expenses                            1,118        1,284
                                                     ---------     --------

Income before Income Taxes                                 720          450
Income Tax Expense                                         229          148
                                                     ---------     --------

Net Income                                          $      491    $     302
                                                     =========     ========

Per Share Data
   Net income                                       $     0.45   $     0.27
                                                     ==========    =========
   Dividends                                        $     0.11   $     0.11
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,092,410    1,111,109
                                                     =========    =========

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (UNAUDITED)
                                                        Six Months Ended
                                                            June 30,
                                                        2003          2002
Interest and Dividend Income:
   Loans including fees                             $    3,930    $   4,622
   Investments - taxable                                   221          196
   Investments - nontaxable                                 41           46
   Federal funds sold                                       31           58
   Interest bearing deposits                                57           34
                                                     ---------     --------

   Total Interest and Dividend Income                    4,280        4,956
                                                     ---------     --------

Interest Expense:
   Deposits                                                941        1,540
   Borrowings                                              145          165
                                                     ---------     --------

   Total Interest Expense                                1,086        1,705
                                                     ---------     --------

Net Interest Income                                      3,194        3,251
Provision for loan losses                                  485          498
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       2,709        2,753
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     429          392
   Other income                                            143          314
   Gain (loss) on security transactions                    128          (64)
                                                     ---------     --------

   Total Noninterest Income                                700          642
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                 1,044        1,113
   Occupancy expenses                                      130          135
   Equipment expenses                                      344          316
   Other expenses                                          687          971
                                                     ---------     --------

   Total Noninterest Expenses                            2,205        2,535
                                                     ---------     --------

Income before Income Taxes                               1,204          860
Income Tax Expense                                         389          278
                                                     ---------     --------

Net Income                                          $      815    $     582
                                                     =========     ========

Per Share Data
   Net income                                       $     0.75   $     0.52
                                                     ==========    =========
   Dividends                                        $     0.22   $     0.22
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,092,410    1,111,109
                                                     =========     =========

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,    December 31,
                                                        2003          2002
                                                     (Unaudited)    (Audited)
ASSETS

Cash and due from banks                              $   7,242    $   7,680
Federal funds sold                                         150          500
Interest bearing deposits in banks                       5,862        4,811
Investment securities
   Held to maturity                                         64           76
   Available for sale                                   14,688       19,551
Loans receivable, net of allowance for loan
   losses of $1,504 and $1,448 respectively             81,448       86,099
Premises and equipment                                   4,339        3,919
Other assets                                             2,675        2,493
                                                      --------     --------

   Total assets                                      $ 116,468    $ 125,129
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  19,171    $  20,367
   Interest bearing
      Demand                                            13,093       12,986
      Savings                                           12,543       12,482
      Time deposits over $100,000                        7,985        9,949
      Other time deposits                               44,975       50,741
                                                      --------     --------

   Total Deposits                                       97,767      106,525

Accrued expenses and other liabilities                     792          854
Borrowings                                               4,750        5,075
                                                      --------     --------

   Total Liabilities                                   103,309      112,454
                                                      --------     --------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000, outstanding 1,092,410                        546          546
Retained earnings                                       12,489       11,913
Accumulated other comprehensive income                     124          216
                                                      --------     --------

   Total Stockholders' Equity                           13,159       12,675
                                                      --------     --------

   Total Liabilities and Stockholders' Equity        $ 116,468    $ 125,129
                                                      ========     ========

                            PIONEER BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (UNAUDITED)


                                                       Six Months Ended
                                                           June 30,
                                                       2003         2002

Balance, beginning of period                       $  12,675     $  12,257

Comprehensive Income:

   Net income for period                                 815           582
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                                (92)           58
                                                    ---------     --------

   Total Comprehensive Income                            723           640

Dividends declared                                      (239)         (245)
                                                    ---------     --------

Balance, end of period                             $  13,159     $  12,652
                                                    ========      ========

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                        2003         2002
Cash Flows from Operating Activities:
   Net income                                          $   815     $   582
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         485         498
         Depreciation and amortization                     252         331
         Net Accretion/Amortization of securities                        8
         Loss (gain) on sale of securities                (128)         64
         Income on insurance policies                      (24)        (18)
         Net change in:
            Accrued income                                  58         (84)
            Other assets                                  (216)       (118)
            Accrued expense and other liabilities           (7)       (178)
                                                      ---------   --------

   Net Cash Provided by Operating Activities             1,235       1,085
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        350     (11,150)
   Net change in interest bearing deposits              (1,051)        506
   Proceeds from maturities and sales
      of securities available for sale                  15,676       3,122
   Proceeds from maturities and calls
      of securities held to maturity                        12         159
   Purchase of securities available for sale           (10,832)     (2,199)
   Net change in loans                                   4,166      (2,221)
   Purchase of bank premises and equipment                (672)       (536)
                                                      ---------   --------

   Net Cash Used in Investing Activities                 7,649     (12,319)
                                                      --------    --------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                       (1,028)      4,639
      Time deposits                                     (7,730)      7,894
   Curtailments of borrowings                             (325)       (325)
   Dividends paid                                         (239)       (123)
                                                      ---------   --------

   Net Cash Provided by Financing Activities            (9,322)     12,085
                                                      ---------   --------

Cash and Cash Equivalents
   Net increase (decrease) in cash and
      cash equivalents                                    (438)        851
   Cash and Cash Equivalents, beginning of year          7,680       4,865
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   7,242   $   5,716
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $   1,213   $   1,756
      Income taxes                                   $     253   $     161

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three month periods and year to date periods ended June 30, 2003 and June 30, 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amortized cost of investment securities and their approximate market values at June 30, 2003 and December 31, 2002 follows:

                                              2003                2002
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            Mortgage-backed securities $     64 $     68   $    76  $    78
                                        -------   ------     -----    -----

            Total                      $     64 $     68   $    76  $    78
                                        =======  =======    ======   ======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $ 11,019 $ 11,101   $15,508  $15,666
            Municipal Securities          1,997    2,202     2,342    2,476
            Equity Securities             1,491    1,385     1,372    1,409
                                        -------  -------    ------   ------

            Total                      $ 14,507 $ 14,688   $19,222  $19,551
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                      June 30,   December 31,
                                                        2003         2002

         Real estate loans                            $ 43,883    $ 45,641
         Commercial and industrial loans                23,022      22,170
         Loans to individuals, primarily
            collateralized by autos                     17,946      22,388
         All other loans                                   159         220
                                                       -------     -------

            Total Loans                                 85,010      90,419

         Less unearned discount                         (2,058)     (2,872)
                                                       --------    --------

         Loans, less unearned discount                  82,952      87,547

         Less allowance for loan losses                 (1,504)     (1,448)
                                                       --------    --------

            Net Loans Receivable                      $ 81,448    $ 86,099
                                                       =======     =======


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the six months ended
          June 30, 2003 and June 30, 2002 follows:

                                                          2003        2002

         Balance, beginning of period                 $  1,448    $  1,153
         Provision charged to operating expenses           485         498
         Recoveries of loans charged off                   356         120
         Loans charged off                                (785)       (523)
                                                       --------    -------

         Balance, End of Period                       $  1,504    $  1,248
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. ("Company") and its subsidiary Pioneer Bank ("Bank").


Overview

In the first half of 2003, net income including securities transactions was $815,000 ($0.75 per share) compared with $582,000 ($0.52 per share) for the first six months of 2002. This increase in net income can be attributed to gains on securities transactions and reductions in non-interest expenses. The first six months of 2003 included significant security gains of $128,000 ($79,000 net of tax effect) which represents $0.07 a share.

Net income per share, exclusive of security transactions, was $0.68 for the first half of 2003 compared to $0.56 for the first half of 2002.

Results of Operations

Net Interest Margin

The tax equivalent net interest income decreased $59,000 or 1.80% in the first half of 2003 compared to the first half of 2002. The net yield on interest earning assets increased from 5.81% for the first half of 2002 to 5.87% for the first half of 2003. This was due to a combination of factors. The volume and rate of time deposits decreased significantly during the first half of 2003. The volume of installment loans also decreased significantly during the first half of 2003. During the same period, there was an increase in the volume of investments with a lower yield.

Noninterest Income

In the first half of 2003, noninterest income increased $58,000. This is a result of increased service charge income of $37,000 primarily generated by a deposit product called "bounce checking." Other income decreased by $171,000 due to an insurance reimbursement received in 2002 relating to the Company's ESOP that was not repeated in 2003. Offsetting this decrease was a significant increase in gains on security transactions of $192,000. Non-interest income (annualized), exclusive of security transactions and insurance proceeds, increased from 0.84% of average assets at June 30, 2002 to 0.97% at June 30, 2003.

Noninterest Expense

For the first half of 2003, noninterest expense decreased $330,000 (13.02%) from the first half of 2002. Salaries and benefits decreased $69,000 due to the departure of two officers whose positions have been filled at a lower compensation level. Equipment expense increased $28,000 primarily due to increased depreciation on significant asset purchases for technology upgrades. Other expense decreased due to a combination of factors: a $101,000 decrease in legal fees and $22,000 decrease in audit fees primarily related to the Company's ESOP, $27,000 decrease in supply expenses, $11,000 decrease in advertising expenses, and an additional $27,000 in miscellaneous expenses. Noninterest expense (annualized) decreased from 4.12% of average assets at June 30, 2002 to 3.72% at June 30, 2003.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of June
30, 2003, the market value of all securities available for sale was in excess of their amortized cost by $181,000 ($118,000 after the consideration of income taxes). Management has traditionally held debt securities until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 24.84% in the first half of 2003. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 9.43% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia, which includes the counties of Page, Greene, Rockingham, and the City of Harrisonburg. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is very active in local residential construction mortgages. Commercial lending includes loans to small and medium sized business within its service area.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in residential real estate loans and consumer auto loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed by businesses located outside the service area.

In the first half of 2003, the loan portfolio decreased $4,595,000, as a result of a substantial decrease in installment loans, primarily collateralized by automobiles. The Company has taken proactive measures to reduce the risk exposure related to automobile financing and plans to expand the commercial loan portfolio in the future. A schedule of loans by type is shown in a note to the consolidated financial statement included in this report.

The risk elements in lending activities include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans which have changed the original interest rate or repayment terms due to financial hardship. Nonaccrual loans and loans 90 days or more past due totaled $342,000 at June 30, 2003 compared to $884,000 at June 30, 2002. This decrease is primarily attributed to loan charge-offs, increased collection efforts and tightened lending criteria. A majority of these past due loans are secured by residential real estate and automobiles. Although the potential exists for some loan losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2003 not included in the past due or nonaccrual status.

As of June 30, 2003 the Company held real estate, including poultry houses and farm equipment, valued at $95,000 that was acquired through foreclosure.


Allowance for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial condition. This review also considers concentrations of loans in terms of geography, business type, or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

The provision for loan losses and changes in the allowance for loan losses are shown in Note 4 to the financial statements.

The allowance for loan losses of $1,504,000 at June 30, 2003 increased $56,000 from its level at December 31, 2002. The increase was due to funding for charge-offs and the risks related to auto and credit card financing. The allowance was equal to 1.81% and 1.65% of total loans at June 30, 2003 and December 31, 2002, respectively.


Premises and Equipment

During the second quarter of 2002, the Company purchased a lot for a new branch facility located in Harrisonburg for $249,000. The current
Harrisonburg branch will be relocated to the new office and Valley Finance Service will be relocated to the existing branch location. As of June 30, 2003, the bank has expended $613,000 on constructing the branch and estimates the cost to complete the building to be $338,000. The Bank anticipates the new branch will be completed in the summer of 2003.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company's deposits decreased by $8,758,000 or 8.22% during the first half of 2003. This decrease is mainly in the area of certificates of deposit and is a result of management's efforts to reduce deposit expense by offering lower rates than in the past. Rates offered during the period were still competitive with other financial institutions.


Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2003 and December 31, 2002, the Company's total capital to total assets ratios were 11.30% and 10.13%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.


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

There are no off-balance sheet items that should impair future liquidity.

Liquidity as of June 30, 2003, remains adequate and within policy guidelines.


Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. During 2003, the Company has used loan repayments and maturing investments to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System also provides liquidity. The matching of the long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities as of June 30, 2003.

As of June 30, 2003, the Company had a cumulative Gap Rate Sensitivity Ratio of (38.29%) for the one year repricing period, compared with (33.47%) at December 31, 2002. This was primarily due to a significant decrease in interest bearing assets that reprice with one year. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                         Six Months Ended              Six Months Ended
                           June 30, 2003                 June 30, 2002

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,997   $  126    8.41%     $ 2,969   $  124    8.35%
    Real estate 4    64,096    2,418    7.54%      65,049    2,664    8.19%
    Installment      17,387    1,299   14.94%      23,546    1,739   14.77%
    Credit card         866       87   20.09%         915       95   20.77%
  Federal funds
    sold              5,592       31    1.11%       7,040       58    1.65%
  Interest bearing
      deposits        5,636       57    2.02%       4,078       34    1.67%
  Investments
    Taxable 3        11,006      233    4.24%       7,065      207    5.86%
    Nontaxable 2      2,339       62    5.31%       2,513       70    5.55%
                     ------    -----    -----      ------    -----   -----

Total earning
  assets            109,919    4,313    7.85%     113,175    4,991    8.82%
                     -------   -----    -----      -------   -----   -----

Interest Expense
  Demand deposits    13,153       40    0.61%      11,697       60    1.03%
  Savings            12,691       52    0.82%      10,807       62    1.15%
  Time deposits      55,168      849    3.08%      61,205    1,418    4.63%
  Borrowings          4,981      145    5.82%       5,636      165    5.86%
                     ------    -----    -----      ------    -----   -----

Total Interest Bearing
  Liabilities       $85,993   $1,086    2.53%     $89,345   $1,705    3.82%
                     ======    =====   =====       ======    =====   =====

Net Interest Income 1          3,227                         3,286
                               =====                         =====

Net Interest Margin                     5.87%                         5.81%
                                       =====                         =====


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
4 Includes residential and commercial real estate loans
5 Average balances include non-accruing loans

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                           June 30, 2003                 June 30, 2002

                     Average  Income/              Average  Income/
                    Balance4  Expense   Rates      Balance  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 3,066   $   64    8.35%     $ 2,989   $   62    8.30%
    Real estate 4    64,056    1,201    7.50%      66,410    1,334    8.03%
    Installment      16,668      616   14.78%      23,203      859   14.81%
    Credit card         809       43   21.26%         891       45   20.20%
  Federal funds sold  2,730        7    1.03%       9,924       41    1.65%
  Interest bearing
    deposits          6,049       30    1.98%       3,937       17    1.73%
  Investments
    Taxable 3        11,691      126    4.32%       7,150      102    5.69%
    Nontaxable 2      2,337       30    5.19%       2,512       35    5.55%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets            107,406    2,117    7.89%     117,016    2,495    8.53%
                     -------   -----   -----       -------   -----   -----

Interest Expense
  Demand deposits    13,277       21    0.63%      11,958       32    1.07%
  Savings            12,502       25    0.80%      11,013       32    1.16%
  Time deposits      52,824      387    2.93%      63,921      712    4.46%
  Borrowings          4,911       71    5.78%       5,555       83    5.98%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $83,514   $  504    2.41%     $92,447   $  859    3.72%
                     ======    =====   =====       ======    =====   =====

Net Interest Income 1          1,613                         1,636
                               =====                         =====

Net Interest Margin                     6.01%                         5.59%
                                       =====                         ======


1 Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income
3 An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
4 Includes residential and commercial real estate loans
5 Average balances include non-accruing loans

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2003
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years   Class-
Uses of Funds:                                               ified

Loans                  $ 4,250  $ 4,261  $30,474  $43,967  $        $82,952
Interest bearing
   bank deposits         5,862                                        5,862
Investment securities    3,500      514    8,177    1,176    1,385   14,752
Federal funds sold         150                                          150
                        ------   ------   ------   ------   ------   ------

Total                   13,762    4,775   38,651   45,143    1,385   103,716
                        ------   ------   ------   ------   ------   -------

Sources of Funds:

Interest bearing
   demand deposits      13,093                                       13,093
Regular savings         12,543                                       12,543
Certificates of deposit
   $100,000 and over       944    4,022    3,019                      7,985
Other certificates
   of deposit            6,770   20,230   17,975                     44,975
Borrowings                 163      487    2,600    1,500             4,750
                        ------   ------   ------   ------   ------   ------

Total                   33,513   24,739   23,594    1,500            83,346
                       -------  -------  -------  -------  -------  -------

Discrete Gap           (19,751) (19,964)  15,057   43,643    1,385   20,370

Cumulative Gap         (19,751) (39,715) (24,658)  18,985   20,370

Ratio of Cumulative
   Gap To Total
   Earning Assets       -19.04%  -38.29%  -23.77%   18.30%   19.64%
                         ======   ======   ======    =====    =====


Ratio of Cumulative
   Gap To Total
   Earning Assets at
   December 31, 2002    -22.90%  -33.47%    5.90%   19.69%   20.91%
                        ======   ======     ====    =====    =====

Item 3.   Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Pioneer Bankshares, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, Pioneer Bankshares' management, including the Chief Executive Officer and the Chief
Financial Officer, concluded that Pioneer Bankshares' disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

There were no significant changes in Pioneer Bankshares' internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.


Part II Other Information

Item 1.  Legal Proceedings -                Not Applicable


Item 2.  Changes in Securities -            Not Applicable


Item 3.  Defaults Upon Senior Securities -  Not Applicable


Item 4.  Submission of Matters to a Vote
         of Security Holders -


On May 13, 2003, the Annual Shareholders Meeting was held. At this meeting, Robert E. Long [votes for 755,134, against 200], Kyle L. Miller [votes for 754,474, against 860] and Patricia G. Baker [votes for 754,394, against 940] were elected to serve as directors. Their term will expire in 2006.

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

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 5, 2003, the Board of Directors granted Options to current non-employee directors for 2003. The effective date of the grant is May 13, 2003 and the Options may be exercised on or after May 13, 2004. The total options granted under the plan are shown in the following table:

      Class         Number          Exercise Price        Expiration Date
      -----         ------          --------------        ---------------
      1998           700               $  18.00            June 10, 2008
      1999           800                  12.75            June 7, 2009
      2000           800                  12.75            April 10, 2010
      2001           800                  12.75            May 7, 2011
      2002           800                  12.75            May 6, 2012
      2003           800                  12.50            May 12, 2013
                     ---

      Total        4,700
                   -----



Item 6.  Exhibits and Reports on 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc. Form 10SB filed May 1, 2001).

              3.2 Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc. Form 10SB filed May 1, 2000).

              10.i   Pioneer  Bankshares,   Inc.  (Formerly  Page  Bankshares,
                     Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit A of Pioneer Bankshares, Inc.'s Form 10-QSB filed August 12, 2002).

              31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

              31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

              32     Certifications  of Chief  Executive
                     Officer, Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).


         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending June 30, 2003.

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Pioneer Bankshares, Inc.



                                 /s/ THOMAS R. ROSAZZA
                                 ---------------------------------
                                 Thomas R. Rosazza
                                 President and Chief Executive Officer



                                 /s/ LORI  G.  HASSETT
                                 ---------------------------------
                                 Lori G. Hassett
                                 Chief Financial Officer and Vice President


Date  August 12, 2003