Form 10QSB
period 2003-09-30
PIONEER BANKSHARES INC/VA
filed 2003-11-13
CIK 1113026

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For Quarterly Period Ended September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                           Commission File No. 0-30541

                              PIONEER BANKSHARES
                                 INCORPORATED
             (Exact name of small business issuer as specified in its charter)

               Virginia                                         54-1278721
---------------------------------------                    ------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                              263 East Main Street
                                  P. O. Box 10
                            Stanley, Virginia 22851
                (Address of principal executive offices, including zip code)

                                 (540) 778-2294
              (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes    X    No _____

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at November 12, 2003
Common Stock, par value - $0.50                          1,092,410 shares

                            PIONEER BANKSHARES, INC.


                                      INDEX

                                                                      Page

PART I     FINANCIAL INFORMATION                                        2

Item 1.    Financial Statements

           Consolidated Statements of Income - Three Months
           Ended September 30, 2003 and 2002                            2

           Consolidated Statements of Income - Nine Months
           Ended September 30, 2003 and 2002                            3

           Consolidated Balance Sheets - September 30, 2003 and
           December 31, 2002                                            4

           Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2003 and 2002       5

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2003 and 2002                            6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

Item 3.    Controls and Procedures                                     17


PART II    OTHER INFORMATION                                           17

Item 1.    Legal Proceedings                                           17

Item 2.    Changes in Securities                                       17

Item 3.    Defaults upon Senior Securities                             17

Item 4.    Submission of Matters to a Vote of Security Holders         17

Item 5.    Other Information                                           17

Item 6.    Exhibits and Reports on Form 8K                             18


           SIGNATURES                                                  19

Part I  Financial Information
Item 1  Financial Statements
                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (UNAUDITED)
                                                       Three Months Ended
                                                          September 30,
                                                        2003          2002
Interest and Dividend Income:
   Loans including fees                             $    1,846    $   2,232
   Debt securities - taxable                                81           77
   Debt securities - nontaxable                             17           22
   Deposits and federal funds sold                          11           64
   Equity securities                                        30           16
                                                     ---------     --------

   Total Interest and Dividend Income                    1,985        2,411
                                                     ---------     --------

Interest Expense:
   Deposits                                                423          746
   Borrowings                                               71           79
                                                     ---------     --------

   Total Interest Expense                                  494          825
                                                     ---------     --------

Net Interest Income                                      1,491        1,586
Provision for loan losses                                  344          493
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       1,147        1,093
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     213          225
   Other income                                             47           78
   Gain (Loss) on security transactions                    174         (122)
                                                     ---------     --------

   Total Noninterest Income                                434          181
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                   540          524
   Occupancy expenses                                       64           61
   Equipment expenses                                      200          173
   Other expenses                                          355          378
                                                     ---------     --------

   Total Noninterest Expenses                            1,159        1,136
                                                     ---------     --------

Income before Income Taxes                                 422          138
Income Tax Expense                                         139           34
                                                     ---------     --------

Net Income                                                 283          104
                                                     ---------     --------

Per Share Data
   Net income                                       $      0.26   $     0.09
                                                     ==========    =========
   Dividends                                        $      0.11   $     0.11
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,092,410     1,111,109
                                                     =========     =========


          The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                        2003          2002
Interest and Dividend Income:
   Loans including fees                             $    5,776    $   6,854
   Debt securities - taxable                               302          273
   Debt securities - nontaxable                             58           68
   Deposits and federal funds sold                          42          122
   Equity securities                                        87           50
                                                     ---------     --------

   Total Interest and Dividend Income                    6,265        7,367
                                                     ---------     --------

Interest Expense:
   Deposits                                              1,364        2,286
   Borrowings                                              216          244
                                                     ---------     --------

   Total Interest Expense                                1,580        2,530
                                                     ---------     --------

Net Interest Income                                      4,685        4,837
Provision for loan losses                                  829          991
                                                     ---------     --------

Net interest income after provision
   for loan losses                                       3,856        3,846
                                                     ---------     --------

Noninterest Income:
   Service charges on deposit accounts                     642          617
   Other income                                            190          392
   Gain (loss) on security transactions                    302         (186)
                                                     ---------     --------

   Total Noninterest Income                              1,134          823
                                                     ---------     --------

Noninterest Expense:
   Salaries and benefits                                 1,584        1,637
   Occupancy expenses                                      194          196
   Equipment expenses                                      544          489
   Other expenses                                        1,042        1,349
                                                     ---------     --------

   Total Noninterest Expenses                            3,364        3,671
                                                     ---------     --------

Income before Income Taxes                               1,626          998
Income Tax Expense                                         528          312
                                                     ---------     --------

Net Income                                          $    1,098    $     686
                                                     =========     ========

Per Share Data
   Net income                                       $      1.01   $     0.62
                                                     ==========    =========
   Dividends                                        $      0.33   $     0.33
                                                     ==========    =========

Weighted Average Shares Outstanding                  1,092,410     1,111,109
                                                     =========     =========


          The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30,  December 31
                                                        2003          2002
                                                     (Unaudited)   (Audited)
ASSETS

Cash and due from banks                              $   7,085    $   7,680
Federal funds sold                                       2,100          500
Interest bearing deposits in banks                       5,436        4,811
Investment securities
   Held to maturity                                         48           76
   Available for sale                                   17,952       19,551
Loans receivable, net of allowance for loan
   losses of $1,482 and $1,448 respectively             79,357       86,099
Premises and equipment                                   4,285        3,919
Other assets                                             2,468        2,493
                                                      --------     --------

   Total Assets                                      $ 118,731    $ 125,129
                                                      ========     ========

LIABILITIES

Deposits
   Noninterest bearing demand                        $  20,865       20,367
   Interest bearing
      Demand                                            13,418       12,986
      Savings                                           12,529       12,482
      Time deposits over $100,000                        8,370        9,949
      Other time deposits                               45,089       50,741
                                                      --------    ---------

   Total Deposits                                      100,271      106,525

Accrued expenses and other liabilities                     608          854
Borrowings                                               4,588        5,075
                                                      --------    ---------

   Total Liabilities                                   105,467      112,454
                                                      --------    ---------

STOCKHOLDERS' EQUITY

Common stock; $.50 par value, authorized
   5,000,000, outstanding 1,092,410                        546          546
Retained earnings                                       12,651       11,913
Accumulated other comprehensive income                      67          216
                                                      --------    ---------

   Total Stockholders' Equity                           13,264       12,675
                                                      --------    ---------

   Total Liabilities and Stockholders' Equity        $ 118,731    $ 125,129
                                                      ========     ========

           The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                         September 30,
                                                       2003         2002

Balance, beginning of period                       $  12,675     $  12,257

Comprehensive Income:

   Net income for period                               1,098           686
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                               (149)           72
                                                    ---------    ---------

   Total Comprehensive Income                            949           758

Dividends declared                                      (360)         (367)
                                                    ---------    ----------

Balance, end of period                             $  13,264     $  12,648
                                                    ========      ========

          The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                        2003         2002
Cash Flows from Operating Activities:
   Net income                                        $   1,098   $     686
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                         829         991
         Depreciation and amortization                     384         451
         Net amortization of securities                                  9
         Loss (gain) on sale of securities                (302)        186
         Income on insurance policies                      (36)        (27)
         Net change in:
            Accrued income                                  79         (53)
            Other assets                                   (18)       (190)
            Accrued expense and other liabilities         (169)       (257)
                                                      ---------   --------

   Net Cash Provided by Operating Activities             1,865       1,796
                                                      --------    --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (1,600)    (11,150)
   Net change in interest bearing deposits                (625)     (1,375)
   Proceeds from maturities and sales
      of securities available for sale                  25,498       4,555
   Proceeds from maturities and calls
      of securities held to maturity                        28         340
   Purchase of securities available for sale           (23,823)     (5,578)
   Net increase (decrease) in loans                      5,913         (88)
   Purchase of bank premises and equipment                (750)       (600)
                                                      ---------   --------

   Net Cash Provided by (Used in)
      Investing Activities                               4,641     (13,896)
                                                      --------    ---------

Cash Flows from Financing Activities:
   Net change in:
      Demand and savings deposits                          977       5,652
      Time deposits                                     (7,231)      8,225
   Curtailments of borrowings                             (487)       (487)
   Dividends paid                                         (360)       (245)
                                                      ---------   --------

   Net Cash (Used in) Provided by
      Financing Activities                              (7,101)     13,145
                                                      ---------   --------

Cash and Cash Equivalents
   Net (decrease) increase in cash
      and cash equivalents                                (595)      1,045
   Cash and Cash Equivalents, beginning of year          7,680       4,865
                                                      --------    --------

   Cash and Cash Equivalents, End of Year            $   7,085   $   5,910
                                                      ========    ========

Supplemental Disclosure of Cash Paid
   During the Year for:
      Interest                                       $   1,831   $   2,605
      Income taxes                                   $     513   $     130

          The accompanying notes are an integral part of this statement.

                            PIONEER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   ACCOUNTING PRINCIPLES:

         The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three-month periods and year to date periods ended September 30, 2003 and September 30, 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Pioneer Bankshares, Inc.


NOTE 2   INVESTMENT SECURITIES:

         The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2003 and December 31, 2002 follows:

                                              2003                2002
                                        Carrying  Market   Carrying  Market
                                          Value    Value     Value    Value

         Securities held to maturity:
            Mortgage-backed securities $     48 $     51   $    76  $    78
                                        -------  -------    ------   ------

            Total                      $     48 $     51   $    76  $    78
                                        ======= ========   =======  =======

         Securities available for sale:
            U.S. Treasury and agency
              obligations              $ 15,127 $ 15,099   $15,508  $15,666
            Municipal securities          1,710    1,807     2,342    2,476
            Equity securities             1,012    1,046     1,372    1,409
                                        ------- --------   -------  -------

            Total                      $ 17,849 $ 17,952   $19,222  $19,551
                                        =======  =======    ======   ======

                            PIONEER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3   LOANS:

         Loans outstanding are summarized as follows:

                                                   September 30,December 31,
                                                       2003        2002

         Real estate loans                            $ 42,660    $ 45,641
         Commercial and industrial loans                23,559      22,170
         Loans to individuals, primarily
            collateralized by autos                     16,161      22,388
         All other loans                                   207         220
                                                       -------    --------

            Total Loans                                 82,587      90,419

         Less unearned discount                         (1,748)     (2,872)
                                                       --------   ---------

         Loans, less unearned discount                  80,839      87,547

         Less allowance for loan losses                 (1,482)     (1,448)
                                                       --------   ---------

            Net Loans Receivable                      $ 79,357    $ 86,099
                                                       =======    ========

NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 follows:

                                                          2003        2002

         Balance, beginning of period                 $  1,448    $  1,154
         Provision charged to operating expenses           829         991
         Recoveries of loans charged off                   523         196
         Loans charged off                              (1,318)     (1,129)
                                                       --------    -------

         Balance, End of Period                       $  1,482    $  1,212
                                                       =======     =======

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. ("Company") and its subsidiary Pioneer Bank ("Bank").

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements with respect to the Company's and the Bank's financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this quarterly report or future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company and the Bank do not undertake and specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

In the first nine months of 2003, net income including securities transactions was $1,098,000 ($1.01 per share) compared with $686,000 ($0.62) for the first nine months of 2002. This increase in net income can be attributed to gains on securities transactions and reductions in non-interest expenses. The first nine months of 2003 included significant security gains of $302,000 ($186,000 net of tax effect), which represents $0.17 per share.

Net income per share, exclusive of security transactions, was $0.84 for the first nine months of 2003 compared to $0.72 for the first nine months of 2002.

Results of Operations

Net Interest Margin

The tax equivalent net interest income decreased $152,000 or 3.11% in the first nine months of 2003 compared to the first nine months of 2002. The net interest margin increased from 5.65% for the first nine months of 2002 to 5.80% for the first nine months of 2003. This was due to a combination of factors. The volume and rate of time deposits decreased significantly during the first nine months of 2003. The volume of installment loans decreased significantly during the first nine months of 2003. During the same period, there was an increase in the volume of investments with a lower yield.

The Company plans to invest in more securities and expand their commercial loan portfolio during the remainder of 2003.

Noninterest Income

In the first nine months of 2003, non-interest income increased by $311,000. Service charge income increased $25,000 primarily generated by a deposit product called "bounce checking." Other income decreased by $202,000 due to an insurance reimbursement received in 2002 relating to the Company's ESOP that was not repeated in 2003. Offsetting the decrease in other income was a significant increase in gains on security transactions of $488,000. Non-interest income (annualized), exclusive of security transactions and insurance reimbursements, increased from 0.87% of average assets at September 30, 2002 to 0.94% at September 30, 2003.

Noninterest Expense

For the nine months of 2003, noninterest expense decreased $307,000 (8.36%) from the first nine months of 2002. Salaries and benefits decreased $53,000 due to the departure of two officers whose positions have been filled at a lower compensation level. Equipment expense increased $55,000 primarily due to increased depreciation on asset purchases for technology upgrades. Other expense decreased due to a combination of factors: a $117,000 decrease in legal fees and $22,000 decrease in audit fees primarily related to the Company's ESOP, $32,000 decrease in supply expenses, $16,000 decrease in advertising expenses, and an additional $15,000 in miscellaneous expenses. Non-interest expense (annualized) decreased from 3.90% of average assets at September 30, 2002 to 3.78% at September 30, 2003.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. As of September 30, 2003, the market value of all securities available for sale exceeded their amortized cost by $103,000 ($67,000 after the consideration of income taxes). Management has traditionally held debt securities until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities decreased 8.29% in the first nine months of 2003. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 5.83% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia, which includes the counties of Page, Greene, Rockingham and the City of Harrisonburg. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in residential real estate loans and consumer auto loans. A significant percentage of residential real estate loans and consumer installment loans are made to borrowers employed by businesses outside the service area.

In the first nine months of 2003, the loan portfolio decreased $6,708,000, as a result of a substantial decrease in installment loans, primarily collateralized by automobiles. The Company has taken proactive measures to reduce the risk exposure related to automobile financing and plans to expand commercial lending activities in an effort to diversify the loan portfolio in other markets. A schedule of loans by type is shown in a note to the consolidated financial statement included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $1,042,000 at September 30, 2003 compared to $896,000 at September 30, 2002. This increase is primarily attributed to increased past due commercial loans. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2003 not included in the past due or non-accrual status.

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

The allowance for loan losses of $1,482,000 at September 30, 2003 increased $34,000 from its level at December 31, 2002. The increase was due to funding for potential charge-offs and the risks related to auto and credit card financing. The allowance was equal to 1.83% and 1.65% of total loans at September 30, 2003 and December 31, 2002, respectively.

Premises and Equipment

During the second quarter of 2002, the company purchased a lot for a new branch facility located in Harrisonburg for $249,000. The current Harrisonburg branch relocated to the new office on September 8, 2003 and Valley Finance Service relocated to the existing branch location. As of September 30, 2003, the bank had expended $810,000 on constructing and furnishing the branch and estimates the cost to complete the building to be $150,000.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company's deposit portfolio decreased by $12,183,000 or 10.83% during the first nine months of 2003. This decrease is mainly in the area of certificates of deposits and is a result of management's efforts to reduce deposit expense by offering lower rates than in the past. Rates offered during the period were still competitive with other financial institutions.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of September 30, 2003 and December 31, 2002, the Company's total capital to total assets ratios were 11.17% and 10.13%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the Federal Home Loan Bank of Atlanta and correspondent banks

There are no off-balance sheet items that should impair future liquidity.

Liquidity as of September 30, 2003, remains adequate and within policy guidelines.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2003.

As of September 30, 2003, the Company had a cumulative Gap Rate Sensitivity Ratio of (35.19%) for the one year repricing period, compared with (33.47%) at December 31, 2002. This was primarily due to a significant decrease in interest bearing assets that reprice within one year. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                         Nine Months Ended             Nine Months Ended
                        September 30, 2003            September 30, 2002

                     Average  Income/              Average  Income/
                    Balance5  Expense   Rates     Balance5  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,952   $  186    8.40%     $ 2,961   $  186    8.38%
    Real estate 4    64,114    3,603    7.49%      65,364    3,976    8.11%
    Installment      16,606    1,859   14.93%      22,806    2,547   14.89%
    Credit card         819      128   20.84%         909      145   21.27%
  Federal funds sold  5,437       42    1.03%      10,008      122    1.63%
  Interest Bearing
    Deposits          5,691       87    2.04%       4,112       50    1.62%
  Investments
    Taxable 3        11,115      324    3.89%       6,671      290    5.80%
    Nontaxable 2      2,159       88    5.43%       2,475      103    5.55%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             108,893   6,317    7.74%      115,306   7,419    8.58%
                     -------   -----   -----       -------   -----   -----

Interest Expense
  Demand deposits    13,184       56    0.57%      11,881       87    0.98%
  Savings            12,673       75    0.79%      11,243       98    1.16%
  Time deposits      54,699    1,233    3.01%      62,714    2,101    4.47%
  Borrowings          4,903      216    5.87%       5,552      244    5.86%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $85,459   $1,580    2.47%     $91,390   $2,530    3.69%
                     ======    =====   =====       ======    =====   =====

Net Interest Income 1         $4,737                        $4,889
                               =====                         =====

Net Interest Margin                     5.80%                         5.65%
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

TABLE I

                            PIONEER BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (On a Fully Tax Equivalent Basis)
                          (Dollar Amounts in Thousands)


                        Three Months Ended            Three Months Ended
                        September 30, 2003            September 30, 2002

                     Average  Income/              Average  Income/
                    Balance5  Expense   Rates     Balance5  Expense   Rates

Interest Income
  Loans 1
    Commercial      $ 2,862   $   60    8.39%     $ 2,944   $   62    8.42%
    Real estate 4    64,148    1,185    7.39%      65,983    1,312    7.95%
    Installment      14,999      560   14.93%      21,353      808   15.14%
    Credit card         797       41   20.58%         896       50   22.32%
  Federal funds sold  5,131       11    0.86%      15,848       64    1.62%
  Interest Bearing
    Deposits          5,799       30    2.07%       4,178       16    1.53%
  Investments
    Taxable 3        11,333       91    3.22%       5,895       83    5.62%
    Nontaxable 2      1,804       26    5.71%       2,399       33    5.56%
                     ------    -----   -----       ------    -----   -----

Total earning
  assets             106,873   2,004    7.50%      119,496   2,428    8.13%
                     -------   -----   -----       -------   -----   -----

Interest Expense
  Demand deposits    13,245       16    0.48%      12,244       27    0.88%
  Savings            12,637       23    0.73%      12,101       36    1.19%
  Time deposits      53,777      384    2.86%      65,681      683    4.16%
  Borrowings          4,748       71    5.98%       5,387       79    5.87%
                     ------    -----   -----       ------    -----   -----

Total Interest Bearing
  Liabilities       $84,407   $  494    2.34%     $95,413   $  825    3.46%
                     ======    -----   =====       ======    -----   =====

Net Interest Income 1         $1,510                        $1,603
                               =====                         =====

Net Interest Margin                     5.65%                         5.37%
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

TABLE II

                            PIONEER BANKSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2003
                          (Dollar Amounts in Thousands)

                          0-3     4-12      1-5    Over 5     Not     Total
                        Months   Months    Years    Years    Class-
Uses of Funds:                                               ified

Loans                  $ 3,862  $ 4,868  $28,659  $43,450  $        $80,839
Interest bearing
   bank deposits         5,436                                        5,436
Investment securities    3,999            11,914    1,112      975   18,000
Federal funds sold       2,100                                        2,100
                        ------   ------  -------  -------  -------  -------

Total                   15,397    4,868   40,573   44,562      975   106,375
                        ------   ------   ------   ------   ------   -------

Sources of Funds:

Interest bearing
   demand deposits      13,418                                       13,418
Regular savings         12,529                                       12,529
Certificates of deposit
   $100,000 and over     1,300    3,524    3,546                      8,370
Other certificates
   of deposit            7,587   18,689   18,813                     45,089
Borrowings                 163      487    2,600    1,338             4,588
                        ------   ------   ------   ------   ------  -------

Total                   34,997   22,700   24,959    1,338            83,994

Discrete Gap           (19,600) (17,832)  15,614   43,224      975   22,381

Cumulative Gap         (19,600) (37,432) (21,818)  21,406   22,381

Ratio of Cumulative
   Gap To Total
   Earning Assets        -18.43%  -35.19%  -20.51%   20.12%   21.04%
                         =======  =======  =======   ======   ======

Ratio of Cumulative
   Gap To Total
   Earning Assets at
   December 31, 2002     -22.90%  -33.47%    5.90%   19.69%   20.91%
                         =======  =======    =====   ======   ======

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.  Other Information                  Not Applicable

Item 6.  Exhibits and Reports on 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.'s Form 10-SB filed May 1, 2001).

              3.2 Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc.'s Form 10-SB filed May 1, 2000).

             10.1 Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit A of Pioneer Bankshares, Inc.'s Form 10-QSB filed August 12, 2002).

             31.1.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

             31.1.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

             32 Certifications of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


         (b) Reports on Form 8-K

              The Company did not file any reports on Form 8-K for the quarter ending September 30, 2003.

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Pioneer Bankshares, Inc.



                                 /s/ THOMAS R. ROSAZZA
                                 ---------------------------------------------
                                 Thomas R. Rosazza
                                 President and Chief Executive Officer



                                 /s/ LORI  G.  HASSETT
                                 ---------------------------------------------
                                 Lori G. Hassett
                                 Vice President and Chief Financial Officer


Date  November 12, 2003

                                                                 Exhibit 31.1

                                  CERTIFICATION

I, Thomas R. Rosazza, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Pioneer Bankshares, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

   4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b)Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c)Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:  November 12, 2003          /s/ THOMAS R. ROSAZZA
                                  --------------------------------------------
                                  Thomas R. Rosazza
                                  President and Chief Executive Officer

                                                                   Exhibit 31.2

                                  CERTIFICATION

I, Lori G. Hassett, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Pioneer Bankshares, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

   4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

   5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  November 12, 2003          /s/ LORI G. HASSETT
                                  ------------------------------------------
                                  Lori G. Hassett
                                  Chief Financial Officer and Vice President

                                                                     Exhibit 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

   Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

The undersigned, as the Chief Executive Officer and Chief Financial Officer of Pioneer Bankshares Incorporated, respectively, certify that, to the best of each such individual's knowledge and belief, the Quarterly Report on Form 10-QSB for the period ended September 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Pioneer Bankshares Incorporated at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and shall not be relied upon for any other purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.


                                  /s/ THOMAS R. ROSAZZA
                                  -------------------------------------
                                  Thomas R. Rosazza
                                  President and Chief Executive Officer

Date: November 12, 2003

                                  /s/ LORI G. HASSETT
                                 ------------------------------------------
                                 Lori G. Hassett
                                 Vice President and Chief Financial Officer


Date: November 12, 2003