Form 10KSB
period 2003-12-31
PIONEER BANKSHARES INC/VA
filed 2004-03-29
CIK 1113026

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number: 0-30541

Pioneer Bankshares, Inc.

(Name of Small Business Issuer in Its Charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 East Main Street, P. O. Box 10, Stanley, Virginia 22851

(Address of principal executive office)

Issuer’s telephone number: (540) 778-2294

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act

Common Stock - $.50 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Issuer’s revenues for its most recent fiscal year were $9,646,000.

The aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $16.25 per share as of March 23, 2004, was $ 15,631,671.

The number of shares outstanding of the registrant’s common stock, was 1,073,650 as of March 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2004 are incorporated by reference into Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT    YES  ☐    NO  ☒

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

PART I

Item 1. Description of Business.

Overview

Pioneer Bankshares, Inc., (the “Company”), a Virginia one bank holding company headquartered in Stanley, Virginia, was incorporated under the laws of the Commonwealth of Virginia on November 4, 1983. The Company’s wholly-owned subsidiary, Pioneer Bank, Inc. (the “Bank”) was established as a national bank in 1909. The Bank converted from a national bank to a state chartered bank, effective April 1994, and changed its name to Pioneer Bank, effective April 1999.

In October 2000 the Bank acquired Valley Finance Service, Inc. (“VFS”), a small loan company located in Harrisonburg, Virginia. In January 2002, the assets of VFS were merged into the Bank and the subsidiary license for this company was dissolved. Valley Finance now operates as a division and branch of the Bank offering consumer loan services.

The primary assets of the Company consist of all of the stock of the Bank, real estate holdings leased to the Bank and a portfolio of equity investment securities.

The Bank is engaged in the general commercial banking business, primarily serving Page, Rockingham and Greene Counties in the Commonwealth of Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank’s targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including the counties surrounding Page County. The Bank offers a full range of banking and related financial services focused primarily towards serving individuals, small to medium size businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships with them. The Bank’s Directors believe that the marketing of customized banking services will enable the Bank to continue its position in the financial services marketplace in this market area.

The Bank provides individuals, professionals and small and medium size businesses in its market area with responsive and technologically advanced banking services. These services include competitively priced loans that are based on deposit relationships, easy access to the Bank’s decision- makers, and quick and innovative action necessary to meet a customer’s banking needs. The Bank’s capitalization and lending limit enables it to satisfy the credit needs of a large portion of the targeted market segment. In the event there are customers whose loan requirements exceed the Bank’s lending limit, the Bank will seek to arrange such loans on a participation basis with other financial institutions. The Board of Directors believes the Bank’s present capitalization will support substantial growth in deposits and loans.

Location and Market Area

The Bank operates full service branches in Stanley, Luray, Shenandoah, Harrisonburg, and Stanardsville, Virginia. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

The opening of any additional banking offices by the Bank will require prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the public interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices in various parts of the Bank’s market area, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

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

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans generally include secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

The Bank’s lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank’s capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. The Bank may establish relationships with correspondent banks to sell interests or participations in loans when loan amounts exceed the Bank’s legal limitations or internal lending policies.

Other bank services include safe deposit boxes, issuance of cashier’s checks, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers Visa check cards and ATM debit card services that can be used by Bank customers throughout the United States. The Bank also offers MasterCard and VISA credit card services. The Bank offers a “Bounce Protection” program which provides overdraft privileges on checking accounts up to predetermined amounts, subject to overdraft fees. In addition, the Bank is licensed to sell property/casualty and life/health insurance, and investment securities.

The Bank does not have trust powers and the Bank does not anticipate obtaining trust powers. If the Bank decided to establish a trust department in the future, the Bank could not do so without the prior approval of the Commission. In the interim, the Bank may contract for the provision of trust services to its customers through outside vendors.

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

The Bank’s market area is a highly competitive, highly branched banking market. Competition in the market area for loans to small to medium size businesses and individuals, the Bank’s target market, is intense, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank does not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the western Virginia market area have access to borrowed funds at a lower cost than are available to the Bank. Also, deposit competition among institutions in the market area is strong.

Employees

As of December 31, 2003, the Company had 58 employees, with 56 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

Supervision and Regulation

Set forth below is a summary of statutes and regulations affecting the Company and the Bank. Federal and state laws and regulations provide regulatory oversight for virtually all aspects of both of their operations. This summary is qualified in its entirety by reference to these statutes and regulations.

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is supervised and subject to examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company and the Bank are also subject to Virginia laws that regulate banks and bank holding companies. Virginia’s banking laws are administered by the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the “Commission”). The Company and the Bank are also affected by rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). The various laws and regulations administered by all of these regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and may affect our earnings. The future impact of these policies and of continuing regulatory changes in the financial services industry cannot be predicted. The supervision, regulation and examination of the Bank are intended primarily for the protection of depositors rather than our shareholders.

Supervision and Regulation of the Company

As a bank holding company, the institution is required to file with the Federal Reserve periodic reports and any additional information the Federal Reserve may require. The Company also must provide the Commission with information regarding itself and the Bank. The Federal Reserve examines the Company periodically and may examine its subsidiaries. The Commission also may examine the Company.

A bank holding company is required to obtain prior approval from the Federal Reserve before acquiring control of substantially all the assets of any non- affiliated bank or more than 5% of the voting shares of any bank it does not already own, or before it merges or consolidates with another institution or engages in any business other than banking or managing, controlling or furnishing services to banks and other subsidiaries, and a limited list of activities closely related to or incidental to banking. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies. The Federal Reserve will approve the ownership by a bank holding company of shares in a company engaged in activities determined by order or regulation to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In other words, regulatory involvement, and frequently approval, is required for the Company to engage in non-banking activities.

The Company would be compelled by the Federal Reserve to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits. The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries.

Company Capital Guidelines. The Company operates under the capital adequacy guidelines established by the Federal Reserve. Under the Federal Reserve’s current risk-based capital guidelines for bank holding companies, the minimum required ratio for total capital to risk weighted assets the Company is required to maintain is 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. These risk-based capital guidelines establish minimum standards, and bank holding companies generally are expected to operate well above the minimum standards.

Financial Modernization Legislation. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The permitted activities with respect to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which became effective in March 2000. This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies under the structure of a financial holding company. Under this new law, a bank holding company can elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

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

The Company does not currently intend to become a “financial holding company” under the terms of this law, but may consider doing so at some point in the future. It is impossible to predict the impact of this new law on our competition or our operations at this time.

Securities. The Company must also comply with the requirements of the Securities Exchange Act of 1934, which include the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

Supervision and Regulation of the Bank

General. The Bank is a state chartered bank and member of the Federal Reserve System. The Federal Reserve and the Commission regulate and monitor all significant aspects of the Bank’s operations. The Federal Reserve requires quarterly reports on the Bank’s financial condition, and both federal and state regulators conduct periodic examinations of the Bank. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations impact investors directly. For example, the Bank may pay dividends only out of its net undivided profits after deducting expenses, bad debts, losses, interest and taxes accrued, and contribution to capital necessary for the Bank’s original capital to be restored. The Federal Reserve recommends that banks pay dividends only if the net income available to shareholders in the past year fully funds those dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality, and overall financial condition. Regulatory restrictions on the Bank’s ability to pay dividends may adversely impact the Company’s ability to pay dividends to its shareholders.

The Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The Bank operates under the supervision of, and subject to regulation and examination by, the Commission and the Federal Reserve. The Bank is also subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and the establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe and unsound practice. As the Bank’s primary federal regulator, the Federal Reserve has the authority to impose penalties, initiate civil and administrative actions and take other steps to prevent the Bank from engaging in unsafe and unsound practices.

The amount of dividends payable by the Bank will depend upon its earnings and capital position, and is limited by federal and state law, regulations and policy. In addition, Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. No dividend may be declared or paid that would impair a bank’s paid-in capital. Both the Commission and the Federal Reserve have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

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

The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2003.

Deposit Insurance

The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. The actual assessment paid is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. FDIC assessments can change, affecting the Bank’s costs, depending on the solvency of the banking industry as a whole.

In addition, the cost of complying with FDIC rules and regulations may negatively impact the Bank’s profitability. For member banks like the Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful.

Effect of Governmental Monetary Policies

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. The operations of the Bank will be affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money, credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

Item 2. Description of Property.

The Company’s corporate office is located in Stanley, Virginia and is directly across the street from the Bank’s main office. The building was originally built as a residence. It was purchased in 1989 and fully renovated for commercial use. The building contains approximately 3,252 square feet.

The Bank’s main office in Stanley, Virginia, was constructed in 1984, contains 12,876 square feet on three floors and is situated on approximately two acres. The building contains a full service branch, administration operations, bookkeeping and credit departments, three drive-through lanes and a drive-up ATM. The office is an attractive brick building with adequate room for future expansion.

The branch at Luray, Virginia is a brick building containing approximately 3,797 square feet and situated on a 200 x 150 lot. It contains a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1989 and is located next to a shopping center. This branch is owned by the Bank.

The branch at Shenandoah is a brick building containing approximately 3,400 square feet and situated on a 300 x 150 lot. It contains a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1995 and is owned by the Company.

The branch in Harrisonburg, Virginia is a new brick facility, which was constructed in 2003. The building is situated on a 130 x 190 lot, which was originally purchased in 2002. The branch contains approximately 1,620 square feet. This full-service office is located next to a shopping center and has three drive-through lanes and a drive-up ATM.

The branch in Stanardsville, Virginia is a double-wide modular building containing approximately 1,680 square feet and situated on .644 acre. It is equipped with two drive-through lanes and a drive-up ATM. The branch was built in 2001 and is owned by the Bank.

Valley Finance Service operates as a division/branch of Pioneer Bank and was relocated in September 2003 from its former location of 120 S. Main Street Harrisonburg, Virginia. This finance company and loan production office now operates out of the former branch location at 932 West Market Street, Harrisonburg, Virginia. This facility is leased on a short-term basis at $2,013 per month. The facility is equipped with two drive-through lanes for customer convenience. The lease agreement for the former Valley Finance Service location will be terminated in 2004.

The Jenkins Building is currently a storage facility located next to the Bank’s main office in Stanley, Virginia. It has approximately 25,760 square feet and was purchased in September 8, 1970. The bank is in the planning stages of remodeling the top floor of this building to house its data processing and bookkeeping operations. The construction and remodeling of this facility is expected to begin in the Spring of 2004. Estimated costs for the planned renovations are approximately $1,000,000.

The Jefferson Building, located in Stanley, Virginia, was originally purchased for possible future expansion. This building was purchased in 1998 and contained approximately 1,728 square feet. This facility was part of a negotiated stock transfer transaction in December 2003, and is no longer an asset to the company. The stock transfer transaction relating to this facility was also a partial contribution to the new William Kibler Library for the Town of Stanley.

Item 3. Legal Proceedings.

There are no pending or threatened material legal proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters

The Common Stock of the Company is not currently traded on any established market. The Common Stock is listed on the OTC Bulletin Board under the symbol “PNBI.OB.” The Bank’s transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572.

The following table shows actual trade prices (without commissions) reported to Scott & Stringfellow, Inc. Other transactions may have occurred which were not included in the table.

COMMON STOCK TRADE PRICES

2002	High	Low
First Quarter	$12.07	$11.00
Second Quarter	12.63	11.35
Third Quarter	11.70	11.50
Fourth Quarter	11.85	11.00

2003	High	Low
First Quarter	$14.50	$11.75
Second Quarter	15.00	13.50
Third Quarter	15.10	14.10
Fourth Quarter	16.60	15.00

As of March 23, 2004, there were approximately 514 holders of record of Common Stock.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/14/02	3/28/02	4/11/02	$.11
6/13/02	6/28/02	7/15/02	.11
9/12/02	9/30/02	10/11/02	.11
12/12/02	12/19/02	12/31/02	.11

Total for 2002			$.44

3/13/03	3/18/03	3/31/03	$.11
6/05/03	6/16/03	6/27/03	.11
9/11/03	9/16/03	9/29/03	.11
12/11/03	12/22/03	12/31/03	.17

Total for 2003			$.50

The Company’s ability to pay dividends is subject to certain restrictions imposed by the Federal Reserve and capital requirements of Federal and Virginia banking statutes and regulations. Additionally, the Company intends to follow a policy of retained earnings sufficient for the purpose of maintaining net worth and reserves of the Bank at adequate levels and to provide for the Company’s growth and ability to compete in its market area.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2003 and 2002, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, Inc, a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

Forward Looking Statements

The report on Form 10-KSB contains forward-looking statements with respect to the Company’s and the Bank’s financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this report of future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive office, the words or phrases “will likely result,” “are expect to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company and the Bank do not undertake and specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basis principles of accounting: 1) Statement of Financial Accounting Standard (SFAS) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and 2) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower’s financial condition. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle, which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible asses with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identifies for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 and $374,000 at December 31, 2003 and 2003, respectively. The goodwill is no longer amortized, but instead is tested for impairment at least annually. Based on the testing, impairment charges for 2003 totaled $14,000. There were no impairment charges in 2002.

OPERATIONS ANALYSIS - 2003 - Compared to 2002

Table I

PIONEER BANKSHARES, INC.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2003	2002
Condensed Statement of Income
Interest and dividend income	$8,172	$9,683
Interest expense	2,030	3,243

Net interest income	6,142	6,440
Provision for loan losses	948	1,472

Net interest income after provision for loan losses	5,194	4,968

Noninterest income	1,474	1,131
Noninterest expense	4,721	4,706

Income before income taxes	1,947	1,393
Income tax expense	633	422

Net Income	$1,314	$971

At Year End
Assets	$120,921	$125,129
Deposits	99,591	106,525
Loans, Net	80,781	86,099
Stockholders’ Equity	13,165	12,675

Per Share Information
Net income per share, basic and diluted	$1.20	$88
Dividends per share	50	.44
Book value per share	12.26	11.60

Financial Statement Ratios
Return on average assets [1]	1.10%	77%
Return on average equity [1]	10.17%	7.75%
Dividend payout ratio	41.55%	50.15%
Average equity to average asset [1]	10.86%	9.96%

[1]	Ratios are based primarily on daily average balances

Overview

The Company’s net income for 2003 increased $343,000 or 35.32%. Diluted earnings per share increased from $0.88 in 2002 to $1.20 in 2003. The increase in earnings can be mainly attributed to gains on securities transactions in 2003 totaling $292,000 ($118,000 net of tax effect). This represents $0.17 per share. Total comprehensive income for the Company increased from $1,113,000 in 2002 to $1,262,000 in 2003. This represents an increase of $149,000 or 13.39%.

Total assets for the Company as of December 31, 2003 were $120,921,000, which is a decrease of $4,208,000 or 3.36% compared to an increase in total assets of $9,056,000 in 2002. This decrease in assets is mainly attributed to a decline in the Company’s loan portfolio. Total net loans as of December 31, 2003 were $80,781,000 compared to total net loans of $86,099,000 at December 31, 2002. This represents a decrease of $5,318,000 or 6.18%. A significant portion of the decrease in loans is in the category of installment loans, and is a result of the Company’s efforts to reduce risk exposure related to automobile financing. There was also a decrease in the securities portfolio of $1,248,000 or 6.36%. Premises and equipment increased by $196,000 or 5.00%.

Total liabilities for the Company as of December 31, 2003 were $107,756,000, which is a decrease of $4,698,000 or 4.18%. The decrease in liabilities is mainly in the area of certificates of deposits and is the result of management’s efforts to control deposit expense through proactive funds management practices. The decrease in liabilities is directly related to the decrease in assets and was a strategic management decision. Total deposits as of December 31, 2003 were $99,591,000 compared to total deposits of $106,525,000 at December 31, 2002. This represents a decrease of $6,934,000 or 6.51%. Accrued expenses and other liabilities also decreased by $114,000 or 13.35% during 2003. Long-term debt in the form of borrowings from Federal Home Loan Bank of Atlanta increased from $5,075,000 at December 31, 2002 to $7,425,000 at December 31, 2003. This is a net increase in borrowings of $2,350,000 or 46.31%. The Company’s total capital as of December 31, 2003 was $13,165,000, which is an increase of $490,000 or 3.87%. The Company’s capital position remains strong and exceeds regulatory guidelines.

Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources, or other operational activities. There are no current recommendations by regulatory authorities, which, if they were to be implemented, would have material effect on the Company.

Table II

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands )

	2003			2002
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$2,910	$255	8.76%	$2,955	$248	8.39%
Real estate	63,955	4,747	7.42%	65,416	5,245	8.02%
Installment	15,958	2,354	14.75%	22,099	3,302	14.94%
Credit card	802	167	20.82%	903	193	21.37%

Total Loans	83,625	7,523	9.00%	91,373	8,988	9.84%

Federal funds sold	5,231	53	1.01%	10,223	163	1.59%
Interest bearing deposits	5,618	113	2.01%	4,627	82	1.77%
Securities
Taxable	11,442	360	3.15%	6,019	326	5.42%
Nontaxable	3,413	178	5.22%	3,992	184	4.61%

Total Earning Assets	109,329	8,227	7.52%	116,234	9,743	8.38%

Allowance for loan losses	(1,562)			(1,271)
Nonearning assets	11,190			11,215

Total Assets	$118,957			$125,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing demand deposits	$13,384	$70	0.52%	$11,988	$108	0.90%
Savings	12,677	90	0.71%	11,541	126	1.09%
Time deposits	54,143	1,585	2.93%	62,623	2,688	4.29%

Total Deposits	80,204	1,745	2.18%	86,152	2,922	3.39%

Borrowings	4,912	285	5.80%	5,469	321	5.87%

Total Interest Bearing Liabilities	85,116	2,030	2.38%	91,621	3,243	3.54%

Noninterest bearing deposits	20,250			20,303
Other liabilities	667			1,214

Total Liabilities	106,033			113,138

Stockholders’ equity	12,924			12,522

Total Liabilities and Stockholders’ Equity	$118,957			$125,660

Net Interest Earnings		$6,197			$6,500

Net Yield on Interest Earning Assets			5.67%			5.62%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was $55,000 and $60,000 in 2003 and 2002, respectively.

TABLE III

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(In thousands of dollars)

	2003 Compared to 2002 Increase (Decrease)			2002 Compared to 2001 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$(4)	$11	$7	$(58)	$(33)	$(91)
Real estate	(112)	(386)	(498)	703	(408)	295
Installment	(907)	(41)	(948)	314	(149)	165
Credit Card	(22)	(4)	(26)	(13)	4	(9)

Total Loans	(1,045)	(420)	(1,465)	946	(586)	360

Federal funds sold	(63)	(47)	(110)	152	(125)	26

Interest bearing deposits in banks	19	12	31	63	(67)	(4)

Investments
Taxable	210	(176)	34	(31)	(194)	(225)
Nontaxable	(29)	23	(6)	2	(42)	(40)

Total Securities	181	(153)	28	(29)	(236)	(265)

Total Earning Assets	$(908)	$(608)	$(1,516)	$1,132	$(1,015)	$117

Interest Expense
Demand deposits	$13	$(51)	$(38)	$25	$(71)	$(146)
Savings	12	(48)	(36)	30	(61)	(31)
Time deposits	(332)	(771)	(1,103)	423	(789)	(366)

Total Deposits	(307)	(870)	(1,177)	478	(921)	(443)

Borrowings	(33)	(3)	(36)	76	(26)	50

Total Liabilities	(340)	(873)	(1,213)	554	(947)	(393)

Net Interest Earnings	$(568)	$265	$(303)	$578	$(68)	$510

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Net Interest Income

Net interest income decreased $298,000 or 4.63% in 2003 compared to an increase of $542,000 or 9.19% for 2002. This decrease in net interest income for 2003 is a result of the decrease in the Company’s loan portfolio. Interest and fees on loans decreased in 2003 by $1,465,000 or 16.30% and is directly related to the volume decrease in the portfolio.

Interest income on securities held to maturity and securities available for sale increased by $28,000 or 7.27% in 2003 compared to a decrease of $140,000 in 2002. The increase in interest income on securities is a result of increased average volume even though the average yields were decreased from 5.09% in 2002 to 3.62% in 2003.

Interest income on federal funds sold and other deposits was $166,000 in 2003, compared to $244,000 in 2002. This decrease of $78,000 is a result of lower market interest rates, and a decrease in the average balance of fed funds sold.

The net interest margin on earning assets on a tax equivalent basis increased from 5.62% in 2002 to 5.67% in 2003.

Total interest expense decreased $1,213,000 or 37.40% in 2003. A decrease in interest expense on deposits accounted for $1,177,000 of the total decrease. The decrease in interest expense on deposits is directly related to the decrease in the time deposit portfolio and is a result of the Company’s funds management decisions, and a decrease in the total deposit yield from 3.39% to 2.18%. Additionally, there was a decrease of $36,000 in interest expense on borrowings.

Yields on total loans decreased from 9.84% in 2002 to 9.00% in 2003. The yield on commercial loans increased from 8.39% in 2002 to 8.76% in 2003. Real estate, installment and consumer credit card yields have decreased primarily due to the decrease in volume of loans in these categories, as well as interest rate reductions in the market.

The yield on taxable investments decreased from 5.42% in 2002 to 3.15% in 2003. The decrease in taxable investment yields resulted from a decline in general market rates, which also increased call activity in the bond portfolio. The tax equivalent yield on nontaxable investments increased from 4.61% in 2002 to 5.22% in 2003.

The cost of total deposit funds decreased from 3.39% in 2002 to 2.18% in 2003 as a result of the reduction in market rates, and the significant decline in time deposit volume. The average rate paid on time deposits decreased from 4.29% in 2002 to 2.93% in 2003.

The average amount borrowed decreased from $5,469,000 in 2002 to $4,912,000 in 2003. At year-end 2003, the bank borrowed additional funds of $3,000,000 to replenish funds being used to fund large dollar commercial and real estate loans.

Non-interest Income and Expense

Non-interest income increased from $1,131,000 in 2002 to $1,474,000 in 2003. This represents a 30.33% increase. The most significant factor affecting this change was gains on security transactions of $292,000 for 2003 compared with losses of $275,000 in 2002. The Company received $49,000 in commission income from sale of insurance and investment products in 2003 compared to $106,000 in 2002. The Company also received an insurance settlement totaling $200,000 related to its ESOP in 2002. There were no transactions in 2003 related to the ESOP. Service charge income accounted for approximately 62% of total non-interest income in 2003 compared to approximately 80% for 2002. This income was mostly generated from NSF charges related to the bank’s Bounce Protection program. The Company had an asset transfer transaction in 2003, which resulted in a gain of $79,000. This transaction involved the exchange of the Jefferson building property for 18,760 shares of the Company’s stock.

Non-interest expense increased $15,000 (.32%) from 2002 to 2003. Salaries and benefits decreased by $6,000 or 0.28% in 2003 compared to 2002. Equipment expenses increased $86,000 or 12.95% in 2003 compared to 2002, due to increased depreciation on new equipment and system enhancements as well as increased repairs and maintenance. Total legal fees decreased by $129,000 from 2002 to 2003. Legal fees for 2002 included $123,000 in expenses relating to the ESOP plan. There were no transactions in 2003 related to this plan. Other expenses increased by $68,000 or 4.50%.

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

SECURITIES

Securities as of December 31, 2003 totaled $18,379,000, which is a 6.36% decrease over the December 31, 2002 balance of $19,627,000.

Average balances in securities increased 48.39% in 2003 as compared to a decrease of 4.23% in 2002. The Company maintains an adequate level of securities to provide for liquidity and as security for public indebtedness. A schedule of securities including the carrying amount and estimated market value of securities by contractual maturity is shown in a note to the consolidated financial statements. Management’s philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

At December 31, 2003 the Parent Company has investments in common and preferred stock with a cost of $1,546,000 and an estimated market value of $1,689,000. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

The bank’s total investment portfolio at December 31, 2003 has a cost of $16,833,000 and an estimated fair market value of $16,690,000. These investments include U.S. government and agency securities, state and municipal securities, and a small amount of held-to-maturity mortgage-backed securities.

SECURITIES (continued)

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group:

	2003 Book Value	Weighted Average Yield	2002 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$—	—	$8,999	1.07%
Maturing after one year But within five years	15,533	3.41%	7,713	4.29%
Maturing after five years But within ten years	553	4.58%	723	4.46%
Maturing after 10 years	573	4.54%	707	4.45%
Equity Securities	1,689		1,409

Total securities available for sale	$18,348	3.49%	$19,551	2.68%

Securities held to maturity
Maturing within one year	$—	—	$4	6.50%
Maturing after one year But within five years	31	7.24%	70	7.00%
Maturing after five but Within ten years	—	—	2	12.00%

Total securities held to maturity	$31	7.24%	$76	7.11%

Total Securities	$18,379	3.50%	$19,627	2.70%

Equity securities have been excluded from the weighted average yield calculations in the above table.

The Company accounts for investments under Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trade prices as provided by the Company’s investment broker.

LOAN PORTFOLIO

Total net loans decreased during 2003 from $86,099,000 at December 31, 2002 to 80,781,000 at December 31, 2003. This is a decrease of $5,318,000 or 6.18%. The decrease in the loan portfolio was mainly in the area of consumer installment loans, as a result of management’s decision to tighten lending criteria relating to automobile financing. The Bank has historically been concentrated in consumer auto loans, and has made a proactive decision to focus on increasing the real estate mortgage and commercial sectors of the loan portfolio.

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	2003	2002
	(In Thousands)
Commercial and agricultural loans	$25,761	$22,170
Loans to individuals, primarily collateralized by autos	15,219	22,388
Real estate mortgage	42,509	45,641
All other loans	260	220

Total Loans	83,749	90,419
Less unearned discount	1,535	2,872

Loans, less unearned discount	82,214	87,547
Less allowance for loan losses	1,433	1,448

Net Loans Receivable	$80,781	$86,099

The Bank grants commercial, real estate and consumer installment loans to its customers. The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s real estate mortgage loans were $42,509,000 as of December 31, 2003. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s consumer loans decreased $7,169,000 (32.02%) to $15,219,000 at December 31, 2003. The decrease is attributed to the substantial decrease in installment loans, primarily collateralized by automobiles. The Bank has taken proactive measures to reduce the risk exposure related to automobile financing and plans to expand commercial lending activities in an effort to diversify the loan portfolio in other markets.

A schedule of remaining maturities of selected loan categories is as follows: (in thousands)

	Construction Loans	Commercial and Agricultural Loans
Loans maturing within one year	$1,695	$4,966
Variable rate	853	5,614
Fixed rate, over one year through five years	1,930	9,485
Fixed rate, over five years	1,451	5,696

Total Maturities of Selected Loans	$5,929	$25,761

At December 31, 2003, no industry category exceeded ten percent of total loans.

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following schedule outlines the non-accural, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2003 and December 31, 2003:

	2003	2002
	(In Thousands)
Non-accrual Loans	$212	$135
Loans Past Due 90 days or more	321	721
Other Impaired Loans	461	379

Total non-performing assets	$994	$1,235

Allowance for loan losses to total loans	1.74%	1.65%

Non-performing Assets to total loans	1.21%	1.41%

Non-accrual loans are loans on which the interest accruals have been suspended or discontinued as a result of the borrower’s financial difficulties and delinquency status. Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible.

Restructured loans are loans on which the original interest rate or repayment terms have been substantially changed due to the borrower’s financial hardship. There were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a nonaccrual classification, however, management has classified these account as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the bank’s allowance for loan loss is made for an impaired loan.

At December 31, 2003, approximately 94% of the loans past due 90 days or more are real estate loans that are well secured.

Interest on non-accrual loans did not have a significant impact on income for 2003 or 2002.

LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2003 and December 31, 2002:

	2003	2002
Beginning balance	$1,448	$1,152

Provision charged to expense	948	1,472

Loan losses:
Commercial	36	15
Installment	1,331	1,416
Real estate	161	14
Credit card	55	63

Total Loan Losses	1,583	1,506

Recoveries:
Commercial	0	0
Installment	612	320
Real estate	0	3
Credit card	8	6

Total Loan Recoveries	620	329

Net Loan Losses	963	1,177

Balance at End of Period	$1,433	$1,448

Net Loan Losses as a Percent of Average loans	1.15%	1.29%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2003 and December 31, 2002:

	December 31, 2003			December 31, 2002
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
Analysis of Ending Balance
Commercial	$431	30.07%	3.48%	$254	17.54%	3.23%
Real estate	145	10.12%	76.48%	175	12.08%	71.59%
Installment	808	56.39%	19.08%	962	66.44%	24.19%
Credit card	49	3.42%	96%	57	3.94%	0.99%

Total	$1,433	100.00%	100.00%	$1,448	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.74%			1.65%

For periods presented, the provision for loan losses charged to operations is based on management’s judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, past due reports, historical loan loss experience, and individual borrower’s financial conditions. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb possible credit losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The allowance for loan losses decreased from $1,448,000 at December 31, 2002 to $1,433,000 at December 31, 2003. Net charge offs decreased from $1,177,000 in 2002 to $963,000 in 2003. The reduction in loan losses can be attributed to management’s proactive collection efforts and tightening of lending criteria related to automobile financing.

The provision for loan losses decreased $524,000 for 2003 as compared to an increase of $607,000 in 2002. Management believes the potential loan losses for consumer and auto loans are more than offset by higher than average loan yields. Management is of the opinion that the allowance for loan losses is adequate to absorb losses inherent that may occur in the existing loan portfolio.

PREMISES AND EQUIPMENT

During the second quarter of 2002, the Bank purchased a lot for a new branch located in Harrisonburg. The new Harrisonburg branch was completed and put into operation on September 8, 2003. Valley Finance Service was also relocated to the existing branch location at that time.

The Bank has outstanding system upgrade and enhancement contracts with it’s core software vendor totaling approximately $125,000.

The Bank is also considering renovations to the Jenkins building located in Stanley, Virginia. The preliminary plans are for the upper floor of this facility to be converted to a data processing center and bookkeeping operations area. The estimated costs relating to the planned renovations to this building are approximately $1,000,000.

DEPOSITS

The Company’s total deposits as of December 31, 2003 were $99,591,000 compared to $106,525,000 at December 31, 2002. This decrease of $ 6,934,000 or 6.51% was a direct result of management’s proactive funds management practices in an effort to reduce deposit interest expense in order to offset the decrease in interest income related to the decrease in the lending portfolio, which was addressed previously in this report.

Total demand deposits totaled $35,336,000 as of December 31, 2003 compared to $33,353,000 at December 31, 2002. This represents an increase of 1,983,000 or 5.95%. Demand deposits consist of checking accounts including standard consumer accounts, Now accounts, and Money Market accounts. The Company’s demand deposits have historically remained relatively stable, however; these balances do fluctuate with normal daily activity. Management does not anticipate any major decreases in the demand deposit portfolio in the near future.

Total savings deposits as of December 31, 2003 were $12,888,000 compared to $12,482,000 as of December 31, 2002. This represents an increase of $406,000 or 3.25%. The Company’s savings deposits have remained consistent historically, with only minor periodic fluctuations, and include passbook savings accounts, statement savings accounts, and Christmas club accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of Certificates of Deposit instruments represent approximately 51.58% of the Bank’s total deposits. Total time deposits as of December 31, 2003 were $51,367,000 compared to total time deposits of $60,690,000 at December 31, 2002. This represents a decrease of $9,323,000 or 15.36%. Time deposits are classified in two major categories for FDIC Insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 as of December 31, 2003 were $8,219,000 compared to $9,949,000 at December 31, 2002. Total time deposits with balances of $100,000 or less were $43,148,000 at December 31, 2003 compared to $50,741,000 at December 31, 2002. Time deposits with a balance greater than $100,000 represent 16.00% of the total time deposit portfolio.

The maturity schedule as of December 31, 2003 for Certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$2,860
3 to 12 months	2,075
1 to 3 years	2,779
Over 3 years	505

Total	$8,219

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

LONG-TERM DEBT

The Company’s banking subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets. This represents a total credit line of $48,368,400 and $50,051,600 as of December 31, 2003 and 2002, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. The unused line of credit totaled $40,943,400 and $44,976,600 at December 31, 2003 and 2002, respectively. On some fixed rate advances the FHLB may convert the advanced to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

As of December 31, 2003, the fixed-rate long-term debt totaled $4,425,000 and matures through June 22, 2011. The interest rates on the fixed-rate notes payable ranges from 5.85% to 6.09%.

As of December 31, 2003, the floating–rate long-term debt totaled $3,000,000 and matures through October 18, 2004. The interest rate on the floating-rate long-term debt was 1.15% as 12/31/03.

The contractual maturities of FHLB advances as of December 31, 2003 are as follows:

(In Thousands)
	Fixed Rate	Floating Rate	Total
Due in 2004	$650	$3,000	$3,650
Due in 2005	650	—	650
Due in 2006	650	—	650
Due in 2007	650	—	650
Due in 2008	650	—	650
Thereafter	1,175	—	1,175

	$4,425	$3,000	$7,425

The average amount borrowed decreased from $5,469,000 in 2002 to $4,912,000 in 2003. At year-end 2003, the Bank borrowed additional funds of $3,000,000 to replenish funds being used to fund large dollar commercial and real estate loans.

ANALYSIS OF CAPITAL

The adequacy of the company’s capital is reviewed by management on an ongoing basis with reference to its size, composition, quality of assets and liability levels, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain goodwill items. The Company is considered to be well capitalized under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 18.0% at December 31, 2003. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 16.8% as of December 31 2003 compared to 15.6% at December 31, 2002. Both of these ratios exceed regulatory capital requirements.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2003 and December 31, 2002:

	2003	2002
	(in thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$75,382	$77,303

Consolidated Tier 1 capital
Common stock	$537	$546
Surplus	—	—
Retained Earnings	12,464	11,913
Goodwill excluded	(360)	(374)

Total Tier 1 capital	12,641	12,083

Consolidated Tier 2 capital
Allowance for loan losses (1)	920	943

Total risk-based capital	$13,561	$13,026

Consolidated total risk-based capital ratio	18.0%	16.9%
Consolidated Tier 1 risk-based capital ratio	16.8%	15.6%
Consolidated Leverage ratio	10.6%	9.6%

(1)	Limited to 1.25% of gross risk-weighted assets

INTEREST SENSITIVITY AND LIQUIDITY

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2003:

(In Thousands)
	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$6,414	$11,161	$47,610	$17,029	$—	$82,214
Federal funds sold	2,500	-—	—	—	—	2,500
Interest bearing deposits in banks	1,512	2,700	1,000	—	—	5,212
Investment securities	—	—	15,562	1,128	1,689	18,379

Total	10,426	13,861	64,172	18,157	1,689	108,305

Sources of Funds:

Demand Deposits
Interest bearing	14,155	-—	—	—	—	14,155
Savings accounts	12,888	-—	—	—	—	12,888
Time Deposits:
Under $100,000	8,177	17,073	17,898	—	—	43,148
Over $100,000	2,860	1,641	3,718	—	—	8,219

Total deposits	38,080	18,714	21,616	—	—	78,410

Borrowings	3,163	450	2,600	1,212	—	7,425

Total	41,243	19,164	24,216	1,212	—	85,835

Discrete Gap	(30,817)	(5,303)	39,956	16,945	1,689	22,470
Cumulative Gap	(30,817)	(36,120)	3,836	20,781	22,470

Ratio of Cumulative Gap to Total Earning Assets	-28.45%	-33.35%	3.54%	19.19%	20.75%

Rate Risk:

Loans with predetermined rates	$2,255	5,230	$25,006	$17,029	$—	$49,520

Loans with variable/ adjusted rates	4,159	5,931	22,604	—	—	32,694

	$6,414	$11,161	$47,610	$17,029	$—	$82,214

At December 31, 2003, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 33.35% for the one-year re-pricing period compared with 33.47% at December 31, 2002. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash and due from banks, interest-bearing deposits in financial institutions, securities purchased under agreements to resell, federal funds sold, securities available for sale, and loans and investments maturing within one year.

Liquidity as of December 31, 2003 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2003 and 2002. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

OFF-BALANCE SHEET COMMITMENTS

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 18 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning

January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company does not have any plans that meet the criteria of SFAS No. 132 and therefore does not have any disclosure requirements.

Item 7. Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheet of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2003, and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pioneer Bankshares, Inc. for the year ended December 31, 2002 were audited by other auditors whose report, dated March 3, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia

January 22, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

    of Pioneer Bankshares, Inc.

We have audited the consolidated balance sheet of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

S. B. Hoover & Company, L.L.P.

March 3, 2003

Harrisonburg, VA

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(In Thousands, except share data)

	2003	2002
ASSETS

Cash and due from banks	$7,579	$7,680
Interest-bearing deposits in banks	5,212	4,811
Federal funds sold	2,500	500
Securities available for sale, at fair value	18,348	19,551
Securities held to maturity (fair value was $33 and $78 in 2003 and 2002, respectively)	31	76
Restricted securities	557	534
Loans receivable, net of allowance for loan losses of $ 1,433 in 2003 and $1,448 in 2002	80,781	86,099
Bank premises and equipment, net	4,115	3,919
Accrued interest receivable	497	544
Other assets	1,301	1,415

Total Assets	$120,921	$125,129

LIABILITIES

Deposits
Noninterest bearing	$21,181	$20,367
Interest bearing
Demand	14,155	12,986
Savings	12,888	12,482
Time deposits over $100,000	8,219	9,949
Other time deposits	43,148	50,741

Total Deposits	99,591	106,525

Accrued expenses and other liabilities	740	854
Long term debt	7,425	5,075

Total Liabilities	107,756	112,454

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,073,650 in 2003; 1,092,417 shares in 2002	537	546
Retained earnings	12,464	11,913
Accumulated other comprehensive income, net	164	216

Total Stockholders’ Equity	13,165	12,675

Total Liabilities and Stockholders’ Equity	$120,921	$125,129

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003 AND 2002

(In Thousands, except share data)

	2003	2002
INTEREST AND DIVIDEND INCOME:
Loans including fees	$7,523	$8,988
Interest on securities – taxable	338	296
Interest on securities – nontaxable	75	89
Deposits and federal funds sold	166	244
Dividends	70	66

Total Interest and Dividend Income	8,172	9,683

INTEREST EXPENSE:
Deposits	1,745	2,922
Long term debt	285	321

Total Interest Expense	2,030	3,243

NET INTEREST INCOME	6,142	6,440

PROVISION FOR LOAN LOSSES	948	1,472

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,194	4,968

NONINTEREST INCOME:
Service charges on deposit accounts	908	903
Commission income	49	106
Insurance settlement relating to the ESOP	—	200
Other income	225	197
Gain (loss) on security transactions	292	(275)

Total Noninterest Income	1,474	1,131

NONINTEREST EXPENSES:
Salaries and employee benefits	2,128	2,134
Occupancy expenses	265	262
Equipment expenses	750	664
Legal fees relating to the ESOP	—	123
Other expenses	1,578	1,510

Total Noninterest Expenses	4,721	4,706

INCOME BEFORE INCOME TAXES	1,947	1,393

INCOME TAX EXPENSE	633	422

NET INCOME	$1,314	$971

PER SHARE DATA
Net income, basic and diluted	$1.20	$0.88

Dividends	$0.50	$0.44

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2001	$556	$11,627	$74	$12,257

Comprehensive Income
Net Income		971		971
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $16)			(29)
Reclassification adjustment for losses included in net income (net of tax effect of $104)			171	142

Total Comprehensive Income				1,113

Cash Dividends		(487)		(487)
Retirement of common stock (18,699 shares)	(10)	(198)		(208)

BALANCE DECEMBER 31, 2002	546	11,913	216	12,675

Comprehensive Income
Net Income		1,314		1,314
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $84)			136
Reclassification adjustment for gains included in net income (net of tax effect of $104)			(188)	(52)

Total Comprehensive Income				1,262

Cash Dividends		(546)		(546)
Retirement of common stock (18,760 shares)	(9)	(217)		(226)

BALANCE DECEMBER 31, 2003	$537	$12,464	$164	$13,165

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

(In Thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,314	$971
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	948	1,472
Loss (gain) on security sales	(292)	275
Deferred income tax expense (benefit)	(50)	39
Depreciation	526	561
Net change in:
Accrued interest receivable	47	(12)
Other assets	118	147
Accrued expense and other liabilities	(95)	(662)

Net Cash Provided by Operating Activities	2,516	2,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest bearing deposits	(401)	(533)
Net change in federal funds sold	(2,000)	1,500
Proceeds from maturities and sales of securities available for sale	31,246	5,318
Proceeds from maturities and calls of securities held to maturity	45	360
Purchase of securities available for sale	(29,845)	(16,289)
Net decrease in loans	4,370	2,048
Purchase of bank premises and equipment	(902)	(815)

Net Cash Provided By (Used in) Investing Activities	2,513	(8,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	2,389	6,114
Time deposits	(9,323)	3,666
Proceeds from borrowings	3,000	—
Curtailments of borrowings	(650)	(650)
Purchase and subsequent retirement of common stock	—	(208)
Dividends paid	(546)	(487)

Net Cash Provided by (Used in) Financing Activities	(5,130)	8,455

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(101)	2,815
Cash and cash equivalents, beginning of year	7,680	4,865

Cash and Cash Equivalents, End of Year	$7,579	$7,680

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,202	$3,429
Income taxes	558	631

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	(72)	215
Receipt of common stock in exchange for donation of assets	(226)	—

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

Pioneer Bankshares, Inc. (“Company”), through its subsidiary Pioneer Bank (“Bank”), operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at six separate locations to customers in the City of Harrisonburg and Page and Green Counties of Virginia.

On October 23, 2000, the Bank purchased Valley Finance Service, Inc., (“Valley Finance”) a finance company licensed under the Virginia Consumer Finance Act. Valley Finance makes loans for consumer and personal reasons to individuals located primarily in Harrisonburg and Rockingham County, Virginia. On January 1, 2002, the finance company license was dissolved and the assets of Valley Finance were merged into the Bank. Valley Finance now operates as a branch loan office and division of Pioneer Bank.

The Bank also operates a separate financial subsidiary known as Pioneer Financial Services, LLC., which offers a variety of consumer investment and insurance services.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy - The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC., which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Securities - Investment securities which the Company intends to hold until maturity or until called are classified as Held to Maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the consolidated balance sheets net of unearned interest and the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 120 days past due unless the loan is well secured and in the process of collection. However, loans 120 days or more past due, with at least a 60-day recovery in payments are not charge offs. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses – The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on the evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In additions, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer loans for impairment disclosures.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives ranging from 3 to 40 years of the assets on a combination of straight-line and accelerated methods.

Income Taxes – Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under income tax laws. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand.

Advertising Costs - The Company follows the policy of charging the production costs of advertising to expense as incurred.

Earnings Per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Compensation Plans – The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands except per share amounts):

	2003	2002
	(In Thousands)
Net Income, as reported	$1,314	$971
Total stock-based compensation expenses determined under fair value based method for all rewards	(4)	(7)

Pro forma net income	$1,310	$964

Basic earnings per share
As reported	$1.20	$.88

Pro forma	$1.20	$.87

Diluted earnings per share
As reported	$1.20	$.88

Pro forma	$1.20	$.87

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2003 and 2002, respectively: Dividend rate of 3.75% and 3.45%, price volatility of 17.58% and 29.10%, risk-free interest rate of 3.34% and 4.47%, and expected lives of 10 years.

Reclassifications - Certain reclassifications have been made to prior period balances to conform to the current year presentation.

NOTE 3 CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1,057,000 and $1,000,000 at December 31, 2003 and 2002, respectively.

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $10,936,000 and 11,484,000 at December 31, 2003 and 2002, respectively.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2003

Available for Sale
U.S. government and agency securities	$14,836	$18	$(22)	$14,832
State and municipals	1,710	117	—	1,827
Equity securities	1,546	143	—	1,689

	$18,092	$278	$(22)	$18,348

Held to Maturity
Mortgage-backed	$31	$2	$—	$33

December 31, 2002

Available for Sale
U.S. government and agency securities	$15,508	$159	$(1)	$15,666
State and municipals	2,342	134		2,476
Equity securities	1,372	48	(11)	1,409

	$19,222	$341	$(12)	$19,551

Held to Maturity
Mortgage-backed	$76	$2	$—	$78

The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after one year through five years	$15,486	$15,533	$—	$—
Due five years through ten years	520	553	—	—
Due after ten years	540	573	—	—

	16,546	16,659	—	—

Mortgage-backed	—	—	31	33
Equity securities	1,546	1,689	—	—

	$18,092	$18,348	$31	$33

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

Realized gains and losses on available for sale securities are summarized below:

	2003	2002
	(In Thousands)
Gains	$362	$90
Losses	(70)	(365)

Net (Losses)/Gains	$292	$(275)

Investment securities with a book value of $ 1,232,000 and $1,790,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2003, by duration of the unrealized loss are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There are approximately 8 securities in the portfolio that have losses, which are considered to be temporary.

LOSSES

		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	7,096	450	7,546
	Unrealized Losses	(20)	(2)	(22)
More than 12 Mths	Fair Value	—	—	—
	Unrealized Losses	—	—	—

Total	Fair Value	7,096	450	7,546

	Unrealized Losses	(20)	(2)	(22)

NOTE 6 LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	2003	2002
	(In Thousands)
Commercial and agricultural loans	$25,761	$22,170
Loans to individuals, primarily collateralized by autos	15,219	22,388
Real estate mortgage	42,509	45,641
All other loans	260	220

Total Loans	83,749	90,419

Less unearned discount	1,535	2,872

Loans, less unearned discount	82,214	87,547

Less allowance for loan losses	1,433	1,448

Net Loans Receivable	$80,781	$86,099

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS (Continued):

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a case by case basis depending upon the purpose of the loan and the financial condition of the borrower.

Deposits accounts reclassified as loans totaled $142,000 and $97,000 as of December 31, 2003 and 2002, respectively.

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2003 and 2002:

	2003	2002
	(In Thousands)
Impaired loans with a valuation allowance	$461	$379
Impaired loans without a valuation allowance	—	—

Total Impaired loans	$461	$379

Valuation allowance related to impaired loans	$145	$175

Average investment in impaired loans	$259	$203

Interest income recognized on impaired loans	$23	$22

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $212,000 and $135,000 at December 31, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $11,000 and $5,000 for 2003 and 2002, respectively.

Loans past due greater than 90 days and still accruing interest at December 31, 2003 and 2002 totaled $321,000 and $721,000, respectively.

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2003	2002
	(In Thousands)
Balance, beginning of year	$1,448	$1,153
Provision charged to operating expenses	948	1,472
Recoveries of loans charged off	620	329
Loans charged off	(1,583)	(1,506)

Balance, End of Year	$1,433	$1,448

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment included in the financial statements at December 31, are as follows:

	2003	2002
	(In Thousands)
Land	$691	$712
Land improvements and buildings	3,344	2,800
Furniture and equipment	4,650	4,248
Construction in progress	—	204

	8,685	7,964
Less accumulated depreciation	4,570	4,045

Net	$4,115	$3,919

Depreciation and amortization related to bank premises and equipment included in operating expense for 2003 and 2002 was $526,000 and $561,000, respectively.

NOTE 9 DEPOSITS:

At December 31, 2003, the scheduled maturities of time deposits (in thousands) are as follows:

2004	$29,751
2005	8,066
2006	3,921
2007	7,376
2008 or greater	2,253

Total	$51,367

NOTE 10 LONG-TERM DEBT:

The Company’s banking subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets. This represents a total credit line of $48,368,400 and $50,051,600 as of December 31, 2003 and 2002, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. The unused line of credit totaled $40,943,400 and $44,976,600 at December 31, 2003 and 2002, respectively. On some fixed rate advances the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

As of December 31, 2003, the fixed-rate long-term debt totaled $4,425,000 and matures through June 22, 2011. The interest rates on the fixed-rate notes payable ranges from 5.85% to 6.09%.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LONG TERM DEBT (Continued):

As of December 31, 2003, the floating–rate long-term debt totaled $3,000,000 and matures through October 18, 2004. The interest rate on the floating-rate long-term debt was 1.15% as 12/31/03.

The contractual maturities of FHLB advances as of December 31, 2003 are as follows:

(In Thousands)	Fixed Rate	Floating Rate	Total
Due in 2004	$650	$3,000	$3,650
Due in 2005	650	—	650
Due in 2006	650	—	650
Due in 2007	650	—	650
Due in 2008	650	—	650
Thereafter	1,175	—	1,175

	$4,425	$3,000	$7,425

NOTE 11 INSURANCE SETTLEMENT RELATING TO ESOP:

During 2002, the Company received a $200,000 insurance settlement reimbursing expenses relating to the Company’s ESOP. Legal fees relating to restating the ESOP valuations totaled $123,000 for 2002. There were no insurance settlement transactions during 2003 relating to this matter.

NOTE 12 OTHER EXPENSES:

Other expenses in the consolidated statement of income includes the following components:

	2003	2002
	(In Thousands)
Supplies and printing	$153	$157
Directors fees	146	110
Professional fees	213	168
Telephone	126	120
Other	940	955

Total	$1,578	$1,510

NOTE 13 DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2004, the maximum amount of dividends the Bank can pay to the Company is $1,989,000 or 10% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 INCOME TAXES:

The components of income tax expense are as follows:

	2003	2002
	(In Thousands)
Current income tax expense	$683	$383
Deferred income tax expense (benefit)	(50)	39

Income Tax Expense	$633	$422

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2003	2002
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$662	$474
(Decrease) resulting from:
Tax-exempt municipal income	(24)	(29)
State income taxes	(1)	(17)
Other	(4)	(6)

Income Tax Expense	$633	$422

At December 31, the net deferred tax asset was made up of the following:

	2003	2002
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$320	$314
Deferred compensation	55	53
Capital loss carryover	61	—

Total	$436	367

Deferred Tax Liabilities
Depreciation	171	165
Cash surrender value of life insurance	16	13
Securities available for sale	93	113
Other	19	9

Total	299	300

Net Deferred Tax Asset	$137	$67

NOTE 15 REGULATORY MATTERS:

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 REGULATORY MATTERS (Continued):

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2003, the most recent notification from the institution’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below: (in thousands)

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$13,561	18.0%	$6,031	≥ 8.0%	N/A	N/A
Pioneer Bank	$11,103	15.2%	$5,846	≥ 8.0%	$7,308	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$12,641	16.8%	$3,015	≥ 4.0%	N/A	N/A
Pioneer Bank	$10,183	13.9%	$2,923	≥ 4.0%	$4,385	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$12,641	10.6%	$4,770	≥ 4.0%	N/A	N/A
Pioneer Bank	$10,183	8.7%	$4,680	≥ 4.0%	$5,848	≥5.0%

As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$13,026	16.9%	$6,184	≥ 8.0%	N/A	N/A
Pioneer Bank	$10,405	13.9%	$5,993	≥ 8.0%	$7,491	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$12,083	15.6%	$3,092	≥ 4.0%	N/A	N/A
Pioneer Bank	$9,462	12.6%	$2,996	≥ 4.0%	$4,495	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$12,083	9.6%	$5,035	≥ 4.0%	N/A	N/A
Pioneer Bank	$9,462	7.6%	$4,964	≥ 4.0%	$6,205	≥5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 STOCK OPTION PLAN:

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options (“Options”).

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock(or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 5, 2003, the Board of Directors granted the Options to current non-employee directors for 2003. The effective date of the grant is May 13, 2003 and the Options may be exercised on or after May 13, 2004.

A summary of the activity in the Company’s stock option plan is as follows:

	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,900	$13.69	—	$—
Granted	800	12.50	3,900	13.69
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	4,700	$13.49	3,900	$13.69

Options exercisable at year-end	3,900	$13.69	—	$—

Weighted-average fair value of options granted during the year		$1.74		$3.89

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$ 18.00	700	4.5 years	700	4.5 years
12.75	3,200	7.0	3,200	7.0
12.50	800	9.5	—	—

Outstanding at end of year	4,700	7.1	3,900	6.6

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,091,742	$1.20	1,107,940	$0.88

Effect of dilutive securities:
Stock Options	326		—

Diluted earnings per share	1,092,068	$1.20	1,107,940	$0.88

In 2002 stock options representing 3,900 shares were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 18 OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2003	2002
	(In Thousands)
Lines of Credit (commercial and personal)	$2,715	$2,608
Loan commitments and letters of credit (commercial and personal)	1,369	390
Credit card unused credit limits	2,302	2,239

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the counter-party.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit generally are un-collateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 OFF-BALANCE SHEET COMMITMENTS (Continued):

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments for which collateral is deemed necessary.

NOTE 19 TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Loan transactions to such related parties are shown in the following schedule:

	2003	2002
	(In Thousands)
Total loans, beginning of year	$685	$675
New loans	207	56
Payments	(71)	(46)

Total Loans, End of Year	$821	$685

NOTE 20 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – Fair values are based on quoted market prices or dealer quotes.

Loans Receivable – For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

Deposits and Borrowings – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of all other deposits and borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued Interest – The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter party. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

At December 31, 2003 and 2002, the fair value of loan commitments and stand-by letters of credit were immaterial.

Estimated fair value and the carrying value of financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash	$7,579	$7,579	$7,680	$7,680
Interest bearing deposits	5,212	5,212	4,811	4,811
Federal funds sold	2,500	2,500	500	500
Securities available for sale	18,348	18,348	19,551	19,551
Securities held to maturity	33	31	78	76
Loans, net	86,039	80,781	88,840	86,099
Accrued interest receivable	497	497	544	544

Financial Liabilities
Demand Deposits:
Non-interest bearing	21,181	21,181	20,367	20,367
Interest bearing	14,155	14,155	12,986	12,986
Savings deposits	12,888	12,888	12,482	12,482
Time deposits	52,442	51,367	62,043	60,690
Long-term debt	7,425	7,425	5,283	5,075
Accrued interest payable	317	317	489	489

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The Company, through its bank subsidiary, assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of their financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment and more likely to repay in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

NOTE 21 EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 90 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 3 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2003 and 2002, total expense attributable to this plan amounted to $31,351 and $25,192, respectively.

The Company’s Employee Stock Ownership Plan (ESOP) is a non-contributory plan, which has previously been supported by contributions made at the discretion of the Company’s Board of Directors. This plan has been frozen to new participants, and no annual cash contributions are currently being funded to the plan. Employees have voting rights for the shares of common stock allocated to them by the ESOP. The total shares in the ESOP plan at December 31, 2003 was 65,018. The shares are treated as outstanding stock and the dividends paid are re-allocated to the plan.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(In Thousands)
ASSETS

Cash and cash equivalents	$161	$182
Investment in subsidiary	10,619	10,028
Securities available for sale	1,689	1,409
Bank premises and equipment, net	773	991
Income tax refund	—	15

Total Assets	$13,242	$12,767

LIABILITIES

Deferred income taxes	$4	$29
Income tax payable	10	—
Due to subsidiaries	63	63

Total Liabilities	77	92

STOCKHOLDERS’ EQUITY

Common stock	537	546
Retained earnings	12,464	11,913
Accumulated other comprehensive income, net	164	216

Total Stockholders’ Equity	13,165	12,675

Total Liabilities and Stockholders’ Equity	$13,242	$12,767

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
	(In Thousands)
INCOME

Dividends from subsidiary	$483	$250
Interest income	1	3
Dividend income	47	34
Security gains (losses)	116	(275)
Rent income	83	83
Other income	78	141

Total Income	808	236

EXPENSES

Occupancy expenses	38	39
Real estate tax expense	13	17
Other operating expenses	100	195

Total Expenses	151	251

Net income (loss) before income tax expense (benefit) and increase in undistributed equity of affiliates	657	(15)

INCOME TAX EXPENSE (BENEFIT)	50	(109)

Net income before increase in undistributed income of affiliates	607	94

Increase in undistributed income of subsidiary	707	877

NET INCOME	$1,314	$971

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,314	$971
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(707)	(877)
Loss (gain) on security sales	(116)	275
Depreciation	38	39
Net change in:
Due from subsidiary	—	211
Other receivables	157	(154)
Accrued expenses	(103)	(48)

Net Cash Provided by Operating Activities	583	417

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,805	1,968
Purchase of securities available for sale	(1,863)	(2,081)

Net Cash Used in Investing Activities	(58)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and subsequent retirement of common stock	—	(208)
Dividends paid	(546)	(487)

Net Cash Used in Financing Activities	(546)	(695)

Net Decrease in Cash and Cash Equivalents	(21)	(391)

Cash and Cash Equivalents, Beginning of Year	182	573

Cash and Cash Equivalents, End of Year	$161	$182

Item 8. Changes in and Disagreements with Accountants and Financial Disclosure.

On November 13, 2003, the Board of Directors of the Company voted to engage the accounting firm of Yount, Hyde & Barbour, P.C. as the independent public accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2003, to replace the firm of S.B. Hoover & Company, L.L.P., the independent public accountant engaged to audit the Company’s financial statements as of December 31, 2002 and December 31, 2001, and for each of the years in the two year period ended December 31, 2002.

The Company conducted a selection process to select the independent public accountant to audit the Company’s fiscal year ending December 31, 2003. The Company’s Audit Committee, after reviewing the proposals of several firms, selected Yount, Hyde & Barbour, P.C., which the Company’s Board of Directors approved.

In connection with the audit of the two fiscal years ending December 31, 2002 and the subsequent interim period preceding the engagement of Yount, Hyde & Barbour, P.C., there were no disagreements with S.B. Hoover & Company, L.L.P., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

S.B. Hoover & Company, L.L.P. did not resign or decline to stand for re-election. Upon selection of Yount, Hyde & Barbour, P.C., the Company dismissed S.B. Hoover & Company, L.L.P. with respect to the Company’s consolidated financial statements for periods beginning with fiscal year ending December 31, 2003 and thereafter. S.B. Hoover & Company, L.L.P.’s report on the consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the two year period ended December 31, 2002, contained no adverse opinion or disclaimer of opinion and was qualified as to uncertainty, audit scope or accounting principles.

S.B. Hoover & Company, L.L.P. has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. The Company filed a Form 8-K, as required by the Securities and Exchange Commission, within the specified time requirements to adequately disclose this change in accounting firms.

Item 8A. Controls in Procedures.

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Pioneer Bankshares, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All required information on the directors of the Company is detailed in the Company’s 2004 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Betty J. Purdham	55	Senior Vice President/ Chief Operations Officer/ Senior Lending Officer, Pioneer Bank.
Judy L. Painter	54	Senior Vice President/ Administration Officer, Pioneer Bank.
Lori G. Hassett	37	Vice President / Chief Financial Officer/ Pioneer Bank

Item 10. Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information.

The following table sets forth information as of December 31, 2003 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	4,700 shares	$13.49	9,300 shares
Equity Compensation plans not approved by security holders

Total	4,700 shares	$13.49	9,300 shares

Item 12. Certain Relationships and Related Transactions

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement, and is incorporated herein by reference.

Item 13. Exhibits and Reports on 8-K

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

(a)	Exhibits

3.1	Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000, as amended).

3.2	Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000, as amended).

10.1	Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit A of Pioneer Bankshares, Inc.’s Form 10-QSB filed August 12, 2002).

21	List of subsidiaries.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

The company filed a Form 8-K on November 18, 2003, due to a change in external audit firm.

Item 14. Principal Accountant Fees and Services.

Information on principal accountant fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pioneer Bankshares, Inc.

Date: 3/25/04	/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/25/04	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ROBERT E. LONG Robert E. Long	Director	3/18/04

/s/ KYLE MILLER Kyle Miller	Director	3/18/04

/s/ PATRICIA G. BAKER Patricia G. Baker	Director	3/18/04

/s/ DAVID N. SLYE David N. Slye	Director	3/18/04

/s/ HARRY F. LOUDERBACK Harry F. Louderback	Director	3/18/04

/s/ LOUIS L. BOSLEY Louis L. Bosley	Director	3/18/04

/s/ MARK N. REED Mark N. Reed	Director	3/18/04

/s/ E. POWELL MARKOWITZ E. Powell Markowitz	Director	3/18/04

/s/ THOMAS R. ROSAZZA Thomas R. Rosazza	President, Chief Executive Officer and Director	3/18/04

/s/ LORI G. HASSETT Lori G. Hassett	Vice President, Chief Financial Officer	3/25/04