Form 10QSB
period 2004-03-31
PIONEER BANKSHARES INC/VA
filed 2004-05-12
CIK 1113026

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 0-30541

PIONEER BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 East Main Street

P. O. Box 10

Stanley, Virginia 22851

(Address of principal executive offices)

(540) 778-2294

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Common Stock, par value - $0.50	1,073,650 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Interest and Dividend Income:
Loans including fees	$1,758	$2,006
Interest on securities - taxable	91	83
Interest on securities - nontaxable	14	21
Interest on deposits and federal funds sold	56	51
Dividends	14	24

Total Interest and Dividend Income	1,933	2,185

Interest Expense:
Deposits	355	508
Long term debt	111	74

Total Interest Expense	466	582

Net Interest Income	1,467	1,603
Provision for loan losses (recovery of)	(9)	317

Net interest income after provision for loan losses (recovery of)	1,476	1,286

Noninterest Income:
Service charges and fees	198	212
Other income	35	77
Gain (loss) on security transactions	249	(4)

Total Noninterest Income	482	285

Noninterest Expense:
Salaries and benefits	557	507
Occupancy expenses	75	63
Equipment expenses	200	171
Other expenses	326	346

Total Noninterest Expenses	1,158	1,087

Income before Income Taxes	800	484
Income Tax Expense	270	160

Net Income	530	324

Per Share Data, basic and diluted
Net income	$0.49	$0.30

Dividends	$0.12	$0.11

Weighted Average Shares Outstanding, Basic	1,073,650	1,092,410

Weighted Average Shares Outstanding, Diluted	1,074,637	1,092,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2004	December 31 2003
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$8,356	$7,579
Federal funds sold	1,250	2,500
Interest bearing deposits in banks	8,112	5,212
Securities available for sale, at fair value	17,395	18,348
Securities held to maturity	23	31
Restricted securities	647	557
Loans receivable, net of allowance for loan losses of $1,356 and $1,433 respectively	83,329	80,781
Premises and equipment, net	4,044	4,115
Accrued interest receivable	469	497
Other assets	1,290	1,301

Total Assets	$124,915	$120,921

LIABILITIES
Deposits
Noninterest bearing demand	$22,887	21,181
Interest bearing
Demand	14,007	14,155
Savings	13,515	12,888
Time deposits over $100,000	8,354	8,219
Other time deposits	40,749	43,148

Total Deposits	99,512	99,591

Accrued expenses and other liabilities	663	740
Long term debt	11,262	7,425

Total Liabilities	111,437	107,756

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,073,650	537	537
Retained earnings	12,865	12,464
Accumulated other comprehensive income, net	76	164

Total Stockholders’ Equity	13,478	13,165

Total Liabilities and Stockholders’ Equity	$124,915	$120,921

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2002	$546	$11,913	$216	$12,675

Comprehensive Income
Net Income		324		324
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect $3)			5
Reclassification adjustment for losses included in net income (net of tax effect of $1)			3	8

Total Comprehensive Income				332

Cash Dividends		(119)		(119)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2003	546	12,118	224	12,888

BALANCE DECEMBER 31, 2003	537	12,464	164	13,165

Comprehensive Income
Net Income		530		530
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $39)			76
Reclassification adjustment for gains included in net income (net of tax effect of $85)			(164)	(88)

Total Comprehensive Income				442

Cash Dividends		(129)		(129)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2004	$537	$12,865	$76	$13,478

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$530	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(9)	317
Depreciation and amortization	135	124
Loss (gain) on sale of securities	(249)	4
Income on insurance policies	—	(12)
Net change in:
Accrued interest receivable	28	—
Other assets	62	78
Accrued expense and other liabilities	(77)	(81)

Net Cash Provided by Operating Activities	420	754

Cash Flows from Investing Activities:
Net change in federal funds sold	1,250	(350)
Net change in interest bearing deposits	(2,900)	(1,275)
Net change in restricted securities	(90)	—
Proceeds from maturities and sales of securities available for sale	7,274	9,069
Proceeds from maturities and calls of securities held to maturity	8	8
Purchase of securities available for sale	(6,211)	(6,517)
Net (increase) decrease in loans	(2,539)	2,899
Purchase of bank premises and equipment	(64)	(379)

Net Cash Provided by (Used in) Investing Activities	(3,272)	3,455

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	2,185	(136)
Time deposits	(2,264)	(6,425)
Proceeds from borrowings	4,000	—
Proceeds from curtailments of borrowings	(163)	(162)
Dividends paid	(129)	(119)

Net Cash (Used in) Provided by Financing Activities	3,629	(6,842)

Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents	777	(2,633)
Cash and Cash Equivalents, beginning of year	7,579	7,680

Cash and Cash Equivalents, End of Period	$8,356	$5,047

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$496	$734
Income taxes	$2	$33

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three- month periods and year to date periods ended March 31, 2004 and March 31, 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report to stockholders of Pioneer Bankshares, Inc. and its form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

	March 31,
	2004	2003
	(In Thousands)
Net Income, as reported	$530	$324
Total stock-based compensation expenses determined under fair value based method for all rewards	—	(1)

Pro forma net income	$530	$323

Basic earnings per share
As reported	$0.49	$0.30

Pro forma	$0.49	$0.30

Diluted earnings per share
As reported	$0.49	$0.30

Pro forma	$0.49	$0.30

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2003: Dividend rate of 3.75%, price volatility of 17.58%, risk-free interest rate of 3.34%, and expected lives of 10 years. No additional stock options have been granted for 2004, as of the date of this report.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2004 and December 31, 2003 follows:

	March 31, 2004		December 31, 2003
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$23	$24	$31	$33

Total	$23	$24	$31	$33

Securities available for sale:
U.S. Treasury and agency obligations	$15,173	$15,217	$14,836	$14,832
Municipal securities	214	234	1,710	1,827
Equity securities	1,889	1,944	1,546	1,689

Total	$17,276	$17,395	$18,092	$18,348

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	March 31, 2004	December 31, 2003
Mortgage loans on real estate
Construction loans	$6,104	$5,929
Agricultural	4,917	4,809
Equity lines of credit	1,855	1,853
Residential 1-4 family	38,101	37,930
Second Mortgages	2,535	2,726
Multifamily	929	517
Commercial	13,522	10,712

Total real estate loans	67,963	64,476

Commercial and industrial loans	3,849	3,912

Consumer installment loans
Personal	13,472	14,416
Credit cards	713	803

Total consumer installment loans	14,185	15,219

All other loans	107	142

Gross Loans	86,104	83,749

Less unearned income on loans	(1,419)	(1,535)

Loans, less unearned discount	84,685	82,214

Less allowance for loan losses	(1,356)	(1,433)

Net Loans Receivable	$83,329	$80,781

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows:

	2004	2003
Balance, beginning of period	$1,433	$1,448
Provision charged to operating expenses	(9)	317
Recoveries of loans charged off	121	127
Loans charged off	(189)	(311)

Balance, End of Period	$1,356	$1,581

NOTE 5 EARNINGS PER SHARE

The following shows the weighted average number of shares as of March 31, 2004 and 2003, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March, 31, 2004		March 31, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,073,650	$0.49	1,092,410	$0.30

Effect of dilutive securities:
Stock Options	987		—

Diluted earnings per share	1,074,637	$0.49	1,092,410	$0.30

As of March 31, 2004, stock options representing 700 shares were not included in computing diluted EPS because their effects were anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. (“Company”) and its subsidiary Pioneer Bank (“Bank”).

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements with respect to the Company’s and the Bank’s financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this quarterly report or future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company and the Bank do not undertake and specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

In the first three months of 2004, net income including securities transactions was $530,000 ($0.49 per share) compared with $324,000 ($0.30) for the first three months of 2003. This represents an increase of 63.58%. This increase in net income is attributed to significant gains on securities transactions and a reduction in necessary funding of the allowance for loan losses.

Total assets for the Company as of March 31, 2004 were 124,915,000 compared to $120,921,000 at year-end 2003. This is an increase of $3,994,000 or 3.30%. Total net loans have increased from $80,781,000 as of December 31, 2003 to $83,329,000 as of March 31, 2004. This represents an increase of $2,548,000 or 3.15%. The majority of this increase in loans has been in the area of commercial real estate properties.

Total liabilities for the Company as of March 31, 2004 were $111,437,000 compared to $107,756,000 at year-end 2003. This is an increase of $3,681,000 or 3.42%. The primary basis for this increase is related to additional long term borrowings from the Federal Home Loan Bank of Atlanta.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of March 31, 2004, total capital was $13,478,000.

Management is not aware of any trends, events, or other uncertainties that would have a material effect on the company’s liquidity, capital resources, or operational activities.

Results of Operations

Net Interest Income

Total interest income decreased $252,000 or 11.53% in the first three months of 2004 compared to the first three months of 2003. Total interest expense decreased $116,000 or 19.93% in the first three months of 2004 compared to the same period of 2003. These decreases in interest income and interest expense resulted in a total decrease in net interest income of $136,000 or 8.48% for the period ending March 31, 2004 compared to the period ending March 31, 2003. The net interest margin decreased from 5.73% for the first three months of 2003 to 5.30% for the first three months of 2004. This was mainly due to a decline in market interest rates in comparison to market rates one year ago. The average yield on earning assets has decreased from 7.79% as of March 31, 2003 to 6.97% as of March 31, 2004.

The average interest rate being paid on time deposits has decreased from 3.21% as of March 31, 2003 to 2.58% as of March 31, 2004. This decrease is also attributed to the decline in market interest rates during the past year.

The Company plans to invest in additional securities and to expand its commercial loan and consumer real estate portfolios during the remainder of 2004. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first three months of 2004, the net increase in non-interest income was $197,000 when compared to the same period last year. Total gains on security transactions were $249,000 as of March 31, 2004, in comparison to a $4,000 loss as of March 31, 2003. Service charge income decreased by $14,000 and other income decreased by $42,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts, which has affected the fee income generated from bounce protection on checking accounts. The decrease in other income is mainly due to a reduced amount of activity from the investment subsidiary, Pioneer Financial Service, LLC. Management plans to implement a new profitability strategy for the investment subsidiary in the near future.

Noninterest Expense

For the three months of 2004, noninterest expense increased $71,000 (6.53%) in comparison to the first three months of 2003. Salaries and benefits increased by $50,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $12,000 and equipment expense increased $29,000 primarily due to increased depreciation on asset purchases for technology upgrades and the new Harrisonburg branch office. Additionally, other expenses decreased by $20,000 as a result of management’s efforts to control spending.

Financial Condition

Securities

The Company’s securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders’ equity.

As of March 31, 2004, the market value of all securities available for sale exceeded their amortized cost by $119,000 ($76,000 after the consideration of income taxes). Management has traditionally held debt securities until maturity and thus it does not expect the minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities, including those which were restricted, decreased by 4.60% in the first three months of 2004. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 11.17% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first three months of 2004, the loan portfolio increased $2,471,000 or 3.01%, as a result of a management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $231,000 at March 31, 2004 compared to $743,000 at March 31, 2003. This decrease is attributed to management’s proactive collection efforts. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2004 that are not included in the past due or non-accrual loans referred to above.

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

The provision for loan losses and changes in the allowance for loan losses are shown in the notes to financial statements included in this report.

The allowance for loan losses of $1,356,000 at March 31, 2004 decreased $77,000 from its level at December 31, 2003. This decrease is a direct result of management’s concentrated collection efforts, which has reduced past due loan balances and charge off totals. This decrease is also partly attributed to the tightening of lending criteria during the past two years specifically in the area of consumer lending related to auto financing. The allowance was equal to 1.60% and 1.74% of total loans at March 31, 2004 and December 31, 2003, respectively.

Premises and Equipment

The Company is presently in the planning stages for renovations to the Jenkins building, which is located next to the main office in Stanley, Virginia. The Company plans to convert the upper floor of this building to a new data processing and bookkeeping area. The cost of these renovations are estimated to be approximately $1,000,000. The Company also has outstanding contracts with its core software vendor for the implementation of document imaging, which may require the purchase of additional equipment. The estimated cost of the new document imaging software and related equipment expenditures are not expected to exceed $200,000.

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has remained relatively stable historically. Total deposits decreased by $79,000 or 0.08% during the first three months of 2004. This decrease was mainly in the area of certificates of deposits and is a result of the Company’s proactive funds management practices in order to reduce interest expense.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets. As of March 31, 2004, total borrowings were $11,262,000 compared to $7,425,000 at December 31, 2003. This represents an increase of $3,837,000 or 51.68%. The additional borrowings have been matched with loan maturities over the next five years and are being used to fund large dollar commercial and real estate loans. Management’s decision to fund certain loans through low interest borrowings provides adequate interest income margins and enables the bank to maintain a profitable interest spread on these funds.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of March 31, 2004 and December 31, 2003, the Company’s total capital-to-total asset ratios were 10.79% and 10.89%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

Liquidity

Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company’s management of liquid assets and the ability to generate liquidity through borrowings, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Liquidity as of March 31, 2004 remains adequate and within policy guidelines.

Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Company also uses loan repayments and maturing investments to meet its liquidity needs. The Bank’s membership in the Federal Home Loan Bank System provides additionally liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2004.

As of March 31, 2004, the Company had a cumulative Gap Rate Sensitivity Ratio of (25.08%) for the one year repricing period, compared with (33.35%) at December 31, 2003. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Effect of Proposed Accounting Standards

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company’s financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income Loans[3]
Commercial	$2,846	$54	7.59%	$2,928	$62	8.47%
Real estate	66,334	1,196	7.21%	64,138	1,217	7.59%
Installment	12,956	468	14.45%	18,185	683	15.02%
Credit card	764	40	20.94%	851	44	20.68%

Total Loans	82,900	1,758	8.48%	86,102	2,006	9.32%

Federal funds sold	2,808	6	0.85%	8,486	24	1.13%
Interest Bearing Deposits	7,735	50	2.59%	5,218	27	2.07%
Securities
Taxable[2]	14,658	96	2.62%	9,277	90	3.88%
Nontaxable[1]	3,490	34	3.90%	3,913	55	5.62%

Total earning assets	111,591	1,944	6.97%	112,996	2,202	7.79%

Interest Expense
Demand deposits	13,931	13	0.37%	13,027	19	0.58%
Savings	13,093	16	0.49%	12,882	27	0.84%
Time deposits	50,514	326	2.58%	57,538	462	3.21%
Borrowings	10,145	111	4.38%	5,053	74	5.86%

Total Interest Bearing Liabilities	$87,683	$466	2.13%	$88,500	$582	2.63%

Net Interest Income[1]		$1,478			$1,620

Net Interest Margin			5.30%			5.73%

[1]	An incremental tax rate of 34% was used to calculate the tax equivalent income
[2]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[3]	Average balances include non-accruing loans

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2004

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$7,450	$9,093	$48,612	$19,530	$—	$84,685
Interest bearing bank deposits	3,912	2,700	1,500	—	—	8,112
Investment securities	5,000	—	10,240	235	1,943	17,418
Restricted stock	—	—	—	—	647	647
Federal funds sold	1,250	—	—	—	—	1,250

Total	17,612	11,793	60,352	19,765	2,590	112,112

Sources of Funds:

Interest bearing demand deposits	14,007	—	—	—	—	14,007
Regular savings	13,515	—	—	—	—	13,515
Certificates of deposit $100,000 and over	8,242	14,787	17,720	—	—	40,749
Other certificates of deposit	878	3,916	3,560	—	—	8,354
Borrowings	162	1,888	8,200	1,012	—	11,262

Total	36,804	20,591	29,480	1,012	—	87,887

Discrete Gap	(19,192)	(8,798)	30,872	18,753	2,590	24,225

Cumulative Gap	(19,192)	(27,990)	2,882	21,635	24,225

Ratio of Cumulative
Gap To Total Earning Assets at March 31, 2004	-17.20%	-25.08%	2.58%	19.39%	21.71%

Ratio of Cumulative
Gap To Total Earning Assets at December 31, 2003	-28.45%	-33.35%	3.54%	19.19%	20.75%

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in Pioneer Bankshares’ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings -	Not Applicable

Item 2.	Changes in Securities and Small Business Issuer’s Purchases of Equity Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities -	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders -	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6. Exhibits and Reports on 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000).

3.2	Bylaws, as amended, of Pioneer Bankshares, Inc. (filed herewith).

10	Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10 of Pioneer Bankshares, Inc.’s Form 10-QSB filed August 12, 2002).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ending March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANKSHARES, INC.

/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Date: May 12, 2004