Form 10QSB
period 2004-06-30
PIONEER BANKSHARES INC/VA
filed 2004-08-16
CIK 1113026

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2004
Common Stock, par value - $0.50	1,073,650 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Interest and Dividend Income:
Loans including fees	$1,771	$1,924
Interest on securities - taxable	64	91
Interest on securities - nontaxable	3	20
Interest on deposits and federal funds sold	47	37
Dividends	14	23

Total Interest and Dividend Income	1,899	2,095

Interest Expense:
Deposits	336	433
Long term debt	110	71

Total Interest Expense	446	504

Net Interest Income	1,453	1,591
Provision for loan losses	55	168

Net interest income after provision for loan losses	1,398	1,423

Noninterest Income:
Service charges and fees	218	243
Other income	(1)	40
Gain (loss) on securities transactions	(18)	132

Total Noninterest Income	199	415

Noninterest Expense:
Salaries and benefits	551	537
Occupancy expenses	79	67
Equipment expenses	201	173
Other expenses	352	341

Total Noninterest Expenses	1,183	1,118

Income before Income Taxes	414	720
Income Tax Expense	136	229

Net Income	278	491

Per Share Data
Net income, basic and diluted	$0.26	$0.45

Dividends	$0.12	$0.11

Weighted Average Shares Outstanding, Basic	1,073,650	1,092,410

Weighted Average Shares Outstanding, Diluted	1,074,681	1,092,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Interest and Dividend Income:
Loans including fees	$3,529	$3,930
Interest on securities – taxable	155	174
Interest on securities – nontaxable	17	41
Interest on deposits and federal funds sold	103	88
Dividends	28	47

Total Interest and Dividend Income	3,832	4,280

Interest Expense:
Deposits	691	941
Long term debt	221	145

Total Interest Expense	912	1,086

Net Interest Income	2,920	3,194
Provision for loan losses	46	485

Net interest income after provision for loan losses	2,874	2,709

Noninterest Income:
Service charges and fees	417	455
Other income	37	117
Gain on securities transactions	231	128

Total Noninterest Income	685	700

Noninterest Expense:
Salaries and benefits	1,108	1,044
Occupancy expenses	154	130
Equipment expenses	401	344
Other expenses	678	687

Total Noninterest Expenses	2,341	2,205

Income before Income Taxes	1,214	1,204
Income Tax Expense	406	389

Net Income	808	815

Per Share Data
Net income, basic and diluted	$0.75	$0.75

Dividends	$0.24	$0.22

Weighted Average Shares Outstanding, Basic	1,073,650	1,092,410

Weighted Average Shares Outstanding, Diluted	1,074,681	1,092,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,506	$7,579
Federal funds sold	400	2,500
Interest bearing deposits in other banks	8,059	5,212
Securities available for sale, at fair value	16,025	18,348
Securities held to maturity	24	31
Restricted securities	639	557
Loans receivable, net of allowance for loan losses of $1,399 and $1,433 respectively	86,898	80,781
Premises and equipment, net	4,001	4,115
Accrued interest receivable	453	497
Other assets	1,376	1,301

Total Assets	$123,381	$120,921

LIABILITIES
Deposits
Noninterest bearing demand	$23,135	21,181
Interest bearing
Demand	14,226	14,155
Savings	14,051	12,888
Time deposits over $100,000	8,259	8,219
Other time deposits	38,523	43,148

Total Deposits	98,194	99,591
Accrued expenses and other liabilities	536	740
Long term debt	11,100	7,425

Total Liabilities	109,830	107,756

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,073,650	537	537
Retained earnings	13,014	12,464
Accumulated other comprehensive income, net	—	164

Total Stockholders’ Equity	13,551	13,165

Total Liabilities and Stockholders’ Equity	$123,381	$120,921

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2002	$546	$11,913	$216	$12,675
Comprehensive Income
Net Income		815		815
Changes in unrealized gains on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect $4)			(8)
Reclassification adjustment for losses included in net income (net of tax effect of $44)			(84)	(92)

Total Comprehensive Income				723
Cash Dividends		(239)		(239)
Retirement of common stock	—	—	—	—

BALANCE JUNE 30, 2003	546	12,489	124	13,159

BALANCE DECEMBER 31, 2003	537	12,464	164	13,165
Comprehensive Income
Net Income		808		808
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $6)			(12)
Reclassification adjustment for gains included in net income (net of tax effect of $79)			(152)	(164)

Total Comprehensive Income				644
Cash Dividends		(258)		(258)
Retirement of common stock	—	—	—	—

BALANCE JUNE 30, 2004	$537	$13,014	$—	$13,551

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$808	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46	485
Depreciation and amortization	279	252
Loss (gain) on sale of securities	(231)	(128)
Income on insurance policies	—	(24)
Net change in:
Accrued interest receivable	44	58
Other assets	(8)	(216)
Accrued expense and other liabilities	(204)	(7)

Net Cash Provided by Operating Activities	734	1,235

Cash Flows from Investing Activities:
Net change in federal funds sold	2,100	350
Net change in interest bearing deposits	(2,847)	(1,051)
Net change in restricted securities	(82)	—
Proceeds from maturities and sales of securities available for sale	12,399	15,676
Proceeds from maturities and calls of securities held to maturity	7	12
Purchase of securities available for sale	(10,076)	(10,832)
Net (increase) decrease in loans	(6,163)	4,166
Purchase of bank premises and equipment	(165)	(672)

Net Cash Provided by (Used in) Investing Activities	(4,827)	7,649

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,188	(1,028)
Time deposits	(4,585)	(7,730)
Proceeds from borrowings	4,000	—
Proceeds from curtailments of borrowings	(325)	(325)
Dividends paid	(258)	(239)

Net Cash (Used in) Provided by Financing Activities	2,020	(9,322)

Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents	(2,073)	(438)
Cash and Cash Equivalents, beginning of year	7,579	7,680

Cash and Cash Equivalents, End of Period	$5,506	$7,242

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$956	$1,321
Income taxes	$251	$253

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three-month periods and year to date periods ended June 30, 2004 and June 30, 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report to stockholders of Pioneer Bankshares, Inc. and its form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Reclassifications - Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock Compensation Plans - The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Account Standards Board’s Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation

(dollars in thousands except per share amounts):

	June 30,
	2004	2003
Net Income, as reported	$808	$815
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)	(2)

Pro forma net income	$807	$813

Basic earnings per share
As reported	$0.75	$0.75

Pro forma	$0.75	$0.74

Diluted earnings per share
As reported	$0.75	$0.75

Pro forma	$0.75	$0.74

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2004 and 2003: Dividend rate of 3.43% and 3.75%, price volatility of 19.94% and 17.58%, risk-free interest rate of 4.81% and 3.34%, and expected lives of 10 years.

NOTE 2    INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2004 and December 31, 2003 follows:

	(In Thousands)
	June 30, 2004		December 31, 2003
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$24	$21	$31	$33

Total	$24	$21	$31	$33

Securities available for sale:
U.S. Treasury and agency obligations	$13,922	$13,793	$14,836	$14,832
Municipal securities	214	226	1,710	1,827
Equity securities	1,889	2,006	1,546	1,689

Total	$16,025	$16,025	$18,092	$18,348

NOTE 3    LOANS:

Loans outstanding are summarized as follows:

(In Thousands)

	June 30, 2004	December 31, 2003
Mortgage loans on real estate
Construction loans	$7,709	$5,929
Agricultural	4,682	4,809
Equity lines of credit	2,022	1,853
Residential 1-4 family	38,262	37,930
Second Mortgages	2,643	2,726
Multifamily	1,215	517
Commercial	13,872	10,712

Total real estate loans	70,405	64,476

Commercial and industrial loans	5,228	3,912

Consumer installment loans
Personal	13,039	14,416
Credit cards	700	803

Total consumer installment loans	13,739	15,219

All other loans	216	142

Gross Loans	89,588	83,749

Less unearned income on loans	(1,291)	(1,535)

Loans, less unearned discount	88,297	82,214

Less allowance for loan losses	(1,399)	(1,433)

Net Loans Receivable	$86,898	$80,781

NOTE 4    ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003 follows:

	(In Thousands)
	2004	2003
Balance, beginning of period	$1,433	$1,448
Provision charged to operating expenses	46	485
Recoveries of loans charged off	205	356
Loans charged off	(285)	(785)

Balance, End of Period	$1,399	$1,504

NOTE 5    EARNINGS PER SHARE:

The following shows the weighted average number of shares as of June 30, 2004 and 2003, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	June 30, 2004		June 30, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,073,650	$0.75	1,092,410	$0.75

Effect of dilutive securities:
Stock Options	1,031		—

Diluted earnings per share	1,074,681	$0.75	1,092,410	$0.75

As of June 30, 2004, stock options representing 1,500 shares were not included in computing diluted EPS because their effects were anti-dilutive.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2004 and December 31, 2003. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Overview

In the first six months of 2004, net income including securities transactions was $808,000 ($0.75 per share) compared with $815,000 ($0.75) for the first six months of 2003. This represents a decrease of 0.86%.

Total assets for the Company as of June 30, 2004 were $123,381,000 compared to $120,921,000 at year-end 2003. This is an increase of $2,460,000 or 2.03%. Total net loans have increased from $80,781,000 as of December 31, 2003 to $86,898,000 as of June 30, 2004. This represents an increase of $6,117,000 or 7.57%. The majority of this increase in loans has been in the area of commercial real estate properties.

Total liabilities for the Company as of June 30, 2004 were $109,830,000 compared to $107,756,000 at year-end 2003. This is an increase of 2,074,000 or 1.92%. The primary basis for this increase is related to additional long term borrowings from the Federal Home Loan Bank of Atlanta.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of June 30, 2004, total capital was $13,551,000.

Management is not aware of any trends, events, or other uncertainties that would have a material effect on the company’s liquidity, capital resources, or operational activities.

Results of Operations

Net Interest Income

Total interest income decreased $448,000 or 10.47% in the first six months of 2004 compared to the first six months of 2003. Total interest expense decreased $174,000 or 16.02% in the first six months of 2004 compared to the same period of 2003. These decreases in interest income and interest expense resulted in a total decrease in net interest income of $274,000 or 8.58% for the period ending June 30, 2004 compared to the period ending June 30, 2003.

The net interest margin decreased from 5.89% for the first six months of 2003 to 5.87% for the first six months of 2004. The net interest margin for the three month period ending June 30, 2004 was 5.19% in comparison to 5.96% for the same period in 2003. These decreases in net interest margin are mainly due to a decline in market interest rates in comparison to market rates one year ago. The average yield on earning assets has decreased from 7.86% as of June 30, 2003 to 6.87% as of June 30, 2004.

The average interest rate being paid on time deposits has decreased from 3.08% as of June 30, 2003 to 2.56% as of June 30, 2004. This decrease is also attributed to time deposit re-pricing at lower market interest rates during the past year.

The Company plans to invest in additional securities and to continue expanding its commercial loan and consumer real estate portfolios during the remainder of 2004. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first six months of 2004, the net decrease in noninterest income was $15,000 when compared to the same period last year. Total gains on security transactions were $231,000 as of June 30, 2004 in comparison to $128,000 as of June 30, 2003. Service charge income decreased by $38,000 and other income decreased by $80,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts, which has affected the fee income generated from bounce protection on checking accounts. The decrease in other income is mainly due to a reduced amount of activity from the investment subsidiary, Pioneer Financial Service, LLC. Management plans to implement a new profitability strategy for the investment subsidiary in the near future.

Noninterest Expense

For the six months of 2004, noninterest expense increased $136,000 (6.17%) in comparison to the first six months of 2003. Salaries and benefits increased by $64,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $24,000 and equipment expense increased $57,000 primarily due to increased depreciation on asset purchases for technology upgrades and the new Harrisonburg branch office. Additionally, other expenses decreased by $9,000 as a result of management’s efforts to control spending.

Financial Condition

Securities

The Company’s securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of stockholders’ equity.

As of June 30, 2004, the total market value of all securities available for sale was equal to the total amortized cost. Management has traditionally held debt securities until maturity and thus it does not expect any minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities, including those which were restricted, decreased by 11.87% in the first six months of 2004. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.52% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first six months of 2004, the loan portfolio increased $6,117,000 or 7.57%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $335,000 at June 30, 2004 compared to $342,000 at June 30, 2003. This decrease is attributed to management’s proactive collection efforts. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2004 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan losses of $1,399,000 at June 30, 2004 decreased $34,000 from its level at December 31, 2003. This decrease is a direct result of management’s concentrated collection efforts, which has reduced past due loan balances and charge off totals. This decrease is also partly attributed to the tightening of lending criteria during the past two years specifically in the area of consumer lending related to auto financing. The allowance was equal to 1.58% and 1.74% of total loans at June 30, 2004 and December 31, 2003, respectively.

Premises and Equipment

The Company is presently in the process of making renovations to the Jenkins building, which is located next to the main office in Stanley, Virginia. The Company plans to convert the upper floor of this building to a new data processing and bookkeeping area. The total cost of these renovations is estimated to be approximately $1,000,000. The Company also has outstanding contracts with its core software vendor for the implementation of document imaging, which may require the purchase of additional equipment. The estimated cost of the new document imaging software and related equipment expenditures are not expected to exceed $200,000.

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has remained relatively stable historically. Total deposits decreased by $1,397,000 or 1.40% during the first six months of 2004. This decrease was mainly in the area of certificates of deposits and is a result of the Company’s proactive funds management practices in order to reduce interest expense.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2004, total borrowings were $11,100,000 compared to $7,425,000 at December 31, 2003. This represents an increase of $3,675,000 or 49.49%. The additional borrowings have been matched with loan maturities over the next five years and are being used to fund large dollar commercial and real estate loans. Management’s decision to fund certain loans through low interest borrowings provides adequate interest income margins and enables the bank to maintain a profitable interest spread on these funds.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of June 30, 2004 and December 31, 2003, the Company’s total capital- to- total asset ratios were 10.98% and 10.89%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of June 30, 2004 remains adequate and within policy guidelines.

Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Company also uses loan repayments and maturing investments to meet its liquidity needs. The Bank’s membership in the Federal Home Loan Bank System provides additional liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2004.

As of June 30, 2004, the Company had a cumulative Gap Rate Sensitivity Ratio of (27.17%) for the one year repricing period, compared with (33.35%) at December 31, 2003. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate sensitivity position and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance[4]	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [3]
Commercial	$2,916	$108	7.41%	$2,997	$126	8.41%
Real estate	68,175	2,429	7.12%	64,096	2,418	7.54%
Installment	12,722	914	14.37%	17,387	1,299	14.94%
Credit Card	734	78	21.25%	866	87	20.09%
Federal funds sold	3,879	18	0.93%	5,592	31	1.11%
Interest Bearing
Deposits	7,912	85	2.15%	5,636	57	2.02%
Investments
Taxable [2]	12,832	166	2.59%	9,739	187	3.84%
Nontaxable [1]	2,824	50	3.54%	3,842	111	5.78%

Total earning assets	111,994	3,848	6.87%	110,155	4,329	7.86%

Interest Expense
Demand deposits	13,979	26	0.37%	13,153	40	0.61%
Savings	13,418	35	0.52%	12,691	52	0.82%
Time deposits	49,286	630	2.56%	55,168	849	3.08%
Borrowings	10,699	221	4.13%	4,981	145	5.82%

Total Interest Bearing Liabilities	$87,382	$912	2.09%	$85,993	$1,086	2.53%

Net Interest Income [1]		2,936			3,243

Net Interest Margin			5.87%			5.89%

[1]	An incremental tax rate of 34% was used to calculate the tax equivalent income
[2]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[3]	Average balances include non-accruing loans

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [3]
Commercial	$2,986	$54	7.23%	$3,066	$64	8.35%
Real estate	70,017	1,232	7.04%	64,056	1,201	7.50%
Installment	12,485	446	14.29%	16,668	616	14.78%
Credit card	704	38	21.59%	809	43	21.26%

Total Loans	86,192	1,770	8.21%	84,599	1,924	9.10%
Federal funds sold	4,950	12	0.97%	2,730	7	1.03%
Interest Bearing
Deposits	8,089	35	1.73%	6,049	30	1.98%
Securities
Taxable [2]	11,006	70	2.54%	10,789	97	3.60%
Nontaxable [1]	2,157	16	2.97%	3,773	55	5.83%

Total earning assets	111,591	1,903	6.77%	107,940	2,113	7.83%

Interest Expense
Demand deposits	13,931	13	0.37%	13,277	21	0.63%
Savings	13,093	19	0.55%	12,502	25	0.80%
Time deposits	50,514	304	2.53%	52,824	387	2.93%
Borrowings	10,145	110	3.91%	4,911	71	5.78%

Total Interest Bearing Liabilities	$87,683	$446	2.05%	$83,514	$504	2.41%

Net Interest Income [1]		$1,457			$1,609

Net Interest Margin			5.19%			5.96%

[1]	An incremental tax rate of 34% was used to calculate the tax equivalent income
[2]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[3]	Average balances include non-accruing loans

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2004

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$7,050	$7,343	$30,954	$42,950	$—	$88,297
Interest bearing bank deposits	5,560	1,900	599	—	—	8,059
Investment securities	2,500	—	11,316	227	2,006	16,049
Restricted stock	—	—	—	—	639	639
Federal funds sold	400	—	—	—	—	400

Total	15,510	9,243	42,869	43,177	2,645	113,444

Sources of Funds:
Interest bearing demand deposits	14,226	—	—	—	—	14,226
Regular savings	14,051	—	—	—	—	14,051
Certificates of deposit $100,000 and over	1,260	4,105	2,894	—	—	8,259
Other certificates of deposit	5,380	15,227	17,916	—	—	38,523
Borrowings	863	1,189	8,208	840	—	11,100

Total	35,780	20,521	29,018	840	—	86,159

Discrete Gap	(20,270)	(11,278)	13,851	42,337	2,645	27,285

Cumulative Gap	(20,270)	(31,548)	(17,697)	24,640	27,285
Ratio of Cumulative Gap To Total Earning Assets at June 30, 2004	(18.10)%	(28.17)%	(15.80)%	21.72%	24.05%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2003	(28.45)%	(33.35)%	3.54%	19.19%	20.75%

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in Pioneer Bankshares’ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II - Other Information

Item 1.    Legal Proceedings -

There are no material legal proceedings to which the Company or any of its subsidiaries, directors, or officers is a party or by which they, or any of them are threatened. Any legal proceedings pending or threatened against Pioneer Bankshares, Inc or its subsidiary, Pioneer Bank are either not material in respect to the amount in controversy or fully covered by insurance.

Item 2.    Changes in Securities and Small Business Issuer’s Purchases of Equity Securities-

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase.

Item 3.    Defaults Upon Senior Securities -                        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders -

The Annual Shareholders Meeting of Pioneer Bankshares, Inc. was held on May 13, 2004. At this meeting, Harry F. Louderback [votes for 750,497 against 478], Thomas R. Rosazza [votes for 742,079, against 8,878] and David N. Slye [votes for 750,697, against 260] were elected to serve as directors. These directors will serve a three year term expiring in 2007. Each of these directors will be eligible for re-election at the end of their term.

After the meeting, the full Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

Item 5.    Other Information-

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options (“Options”), however, no Options have been exercised in previous years, under the Plan.

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of the Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On May 13, 2004, the Board of Directors granted Options to current non-employee directors for 2004. The effective date of the grant is May 14, 2004 and the Options may be exercised on or after May 14, 2005. The total options granted under the plan are shown in the following table:

Class	Number	Exercise Price	Expiration Date
1998	700	$18.00	June 10, 2008
1999	800	12.75	June 7, 2009
2000	800	12.75	April 10, 2010
2001	800	12.75	May 7, 2011
2002	800	12.75	May 6, 2012
2003	800	12.50	May 12, 2013
2004	800	18.40	May 13, 2014

Total	5,500

Item 6.    Exhibits and Reports on 8-K

(a)	Exhibits

10	Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10 of Pioneer Bankshares, Inc.’s Form 10-QSB filed August 12, 2002).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ending June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANKSHARES, INC.

/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Date:    August 13, 2004