Form 10QSB
period 2004-09-30
PIONEER BANKSHARES INC/VA
filed 2004-11-12
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File No. 0-30541

PIONEER BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2004
Common Stock, par value - $0.50	1,073,650 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Interest and Dividend Income:
Loans including fees	$1,847	$1,846
Interest on securities - taxable	89	67
Interest on securities - nontaxable	1	17
Interest on deposits and federal funds sold	45	40
Dividends	15	15

Total Interest and Dividend Income	1,997	1,985

Interest Expense:
Deposits	318	423
Long term debt	109	71

Total Interest Expense	427	494

Net Interest Income	1,570	1,491
Provision for loan losses	16	344

Net interest income after provision for loan losses	1,554	1,147

Noninterest Income:
Service charges and fees	195	187
Other income	10	73
Gain (loss) on securities transactions	(5)	174

Total Noninterest Income	200	434

Noninterest Expense:
Salaries and benefits	534	540
Occupancy expenses	69	64
Equipment expenses	198	200
Other expenses	331	355

Total Noninterest Expenses	1,132	1,159

Income before Income Taxes	622	422
Income Tax Expense	209	139

Net Income	413	283

Per Share Data
Net income, basic and diluted	$0.38	$0.26

Dividends	$0.12	$0.11

Weighted Average Shares Outstanding, Basic	1,073,650	1,092,410

Weighted Average Shares Outstanding, Diluted	1,074,798	1,092,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Interest and Dividend Income:
Loans including fees	$5,376	$5,776
Interest on securities - taxable	244	241
Interest on securities - nontaxable	18	58
Interest on deposits and federal funds sold	148	128
Dividends	43	62

Total Interest and Dividend Income	5,829	6,265

Interest Expense:
Deposits	1,009	1,364
Long term debt	330	216

Total Interest Expense	1,339	1,580

Net Interest Income	4,490	4,685
Provision for loan losses	62	829

Net interest income after provision for loan losses	4,428	3,856

Noninterest Income:
Service charges and fees	611	642
Other income	44	190
Gain on securities transactions	226	302

Total Noninterest Income	881	1,134

Noninterest Expense:
Salaries and benefits	1,642	1,584
Occupancy expenses	223	194
Equipment expenses	599	544
Other expenses	1,009	1,042

Total Noninterest Expenses	3,473	3,364

Income before Income Taxes	1,836	1,626
Income Tax Expense	615	528

Net Income	1,221	1,098

Per Share Data
Net income, basic and diluted	$1.14	$1.01

Dividends	$0.36	$0.33

Weighted Average Shares Outstanding, Basic	1,073,650	1,092,410

Weighted Average Shares Outstanding, Diluted	1,074,705	1,092,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2004	December 31 2003
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$5,776	$7,579
Federal funds sold	800	2,500
Interest bearing deposits in other banks	6,549	5,212
Securities available for sale, at fair value	13,470	18,348
Securities held to maturity	35	31
Restricted securities	788	557
Loans receivable, net of allowance for loan losses of $1,464 and $1,433 respectively	92,670	80,781
Premises and equipment, net	4,042	4,115
Accrued interest receivable	515	497
Other assets	1,534	1,301

Total Assets	$126,179	$120,921

LIABILITIES

Deposits
Noninterest bearing demand	$24,284	21,181
Interest bearing
Demand	14,747	14,155
Savings	13,535	12,888
Time deposits over $100,000	8,008	8,219
Other time deposits	36,731	43,148

Total Deposits	97,305	99,591

Accrued expenses and other liabilities	717	740
Long term debt	14,237	7,425

Total Liabilities	112,259	107,756

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,073,650	537	537
Retained earnings	13,298	12,464
Accumulated other comprehensive income, net	85	164

Total Stockholders’ Equity	13,920	13,165

Total Liabilities and Stockholders’ Equity	$126,179	$120,921

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2002	$546	$11,913	$216	$12,675

Comprehensive Income
Net Income		1,098		1,098
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect $25)			50
Reclassification adjustment for losses included in net income (net of tax effect of $103)			(199)	(149)

Total Comprehensive Income				949

Cash Dividends		(360)		(360)
Retirement of common stock	—	—	—	—

BALANCE SEPTEMBER 30, 2003	546	12,651	67	13,264

BALANCE DECEMBER 31, 2003	537	12,464	164	13,165

Comprehensive Income
Net Income		1,221		1,221
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $37)			70
Reclassification adjustment for gains included in net income (net of tax effect of $77)			(149)	(79)

Total Comprehensive Income				1,142

Cash Dividends		(387)		(387)
Retirement of common stock	—	—	—	—

BALANCE SEPTEMBER 30, 2004	$537	$13,298	$85	$13,920

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$1,221	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62	829
Depreciation and amortization	807	384
Gain on sale of securities	(226)	(302)
Income on insurance policies	—	(36)
Net change in:
Accrued interest receivable	(18)	79
Other assets	(207)	(18)
Accrued expense and other liabilities	(23)	(169)

Net Cash Provided by Operating Activities	1,616	1,865

Cash Flows from Investing Activities:
Net change in federal funds sold	1,700	(1,600)
Net change in interest bearing deposits	(1,337)	(625)
Net change in restricted securities	(231)	—
Proceeds from maturities and sales of securities available for sale	16,683	25,498
Proceeds from maturities and calls of securities held to maturity	12	28
Purchase of securities available for sale	(11,700)	(23,823)
Net (increase) decrease in loans	(11,951)	5,913
Purchase of bank premises and equipment	(734)	(750)

Net Cash Provided by (Used in) Investing Activities	(7,558)	4,641

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	4,342	977
Time deposits	(6,628)	(7,231)
Proceeds from borrowings	8,000	—
Curtailments of borrowings	(1,188)	(487)
Dividends paid	(387)	(360)

Net Cash (Used in) Provided by Financing Activities	4,139	(7,101)

Cash and Cash Equivalents
Net (decrease) in cash and cash equivalents	(1,803)	(595)
Cash and Cash Equivalents, beginning of year	7,579	7,680

Cash and Cash Equivalents, End of Period	$5,776	$7,085

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,674	$1,831
Income taxes	$406	$513

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three-month periods and year to date periods ended September 30, 2004 and September 30, 2003. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2003 annual report to stockholders of Pioneer Bankshares, Inc. (The “Company”) and its Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Reclassifications	- Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock Compensation Plans - The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Account Standards Board’s Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

(dollars in thousands except per share amounts):

	For the Nine Months Ended September 30,
	2004	2003
Net Income, as reported	$1,221	$1,098
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)	(2)

Pro forma net income	$1,220	$1,096

Basic earnings per share
As reported	$1.14	$1.01

Pro forma	$1.14	$1.01

Diluted earnings per share
As reported	$1.14	$1.01

Pro forma	$1.14	$1.01

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2004 and 2003: Dividend rate of 3.43% and 3.75%, price volatility of 19.94% and 17.58%, risk-free interest rate of 4.81% and 3.34%, and expected lives of 10 years.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2004 and December 31, 2003 follows:

	(In Thousands)
	September 30, 2004		December 31, 2003
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$35	$19	$31	$33

Total	$35	$19	$31	$33

Securities available for sale:
U.S. Treasury and agency obligations	$11,264	$11,256	$14,836	$14,832
Municipal securities	213	231	1,710	1,827
Equity securities	1,856	1,983	1,546	1,689

Total	$13,333	$13,470	$18,092	$18,348

There were no investment securities as of September 30, 2004, which have been at a loss position for more than 12 consecutive months. It is management’s intent and demonstrated ability to hold securities to the scheduled maturity or call date, and therefore any current market value losses are considered temporary.

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

(In Thousands)

	September 30, 2004	December 31, 2003
Mortgage loans on real estate
Construction loans	$8,835	$5,929
Agricultural	4,649	4,809
Equity lines of credit	1,970	1,853
Residential 1-4 family	40,446	37,930
Second Mortgages	3,194	2,726
Multifamily	1,871	517
Commercial	16,991	10,712

Total real estate loans	77,956	64,476

Commercial and industrial loans	3,543	3,912
Consumer installment loans
Personal	13,092	14,416
Credit cards	694	803

Total consumer installment loans	13,786	15,219
All other loans	206	142

Gross Loans	95,491	83,749

Less unearned income on loans	(1,357)	(1,535)

Loans, less unearned discount	94,134	82,214
Less allowance for loan losses	(1,464)	(1,433)

Net Loans Receivable	$92,670	$80,781

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 follows:

	(In Thousands)
	2004	2003
Balance, beginning of period	$1,433	$1,448
Provision charged to operating expenses	62	829
Recoveries of loans charged off	381	523
Loans charged off	(412)	(1,318)

Balance, End of Period	$1,464	$1,482

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares as of September 30, 2004 and 2003, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	September 30, 2004		September 30, 2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,073,650	$1.14	1,092,410	$1.01

Effect of dilutive securities:
Stock Options	1,055		—

Diluted earnings per share	1,074,705	$1.14	1,092,410	$1.01

As of September 30, 2004, stock options representing 1,500 shares were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 6 OTHER EXPENSES:

Other expenses in the consolidated statement of income include the following components:

	September 30,
	2003	2002
	(In Thousands)
Supplies and Printing	$104	$94
Directors Fees	124	109
Postage Expense	47	77
Telephone Expense	89	92
Other	645	670

Total	$1,009	$1,042

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

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basis principles of accounting: 1) Statement of Financial Accounting Standard (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and 2) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible asses with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 at September 30, 2004 and December 31, 2003. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Overview

In the first nine months of 2004, net income including securities transactions was $1,221,000 ($1.14 per share) compared with $1,098,000 ($1.01) for the first nine months of 2003. This represents an increase of 11.20%. The major factors contributing to this increase in income are gains on securities transactions and decreased expenses relating to the funding of the allowance for loan losses.

Total assets for the Company as of September 30, 2004 were $126,179,000 compared to $120,921,000 at year-end 2003. This is an increase of $5,258,000 or 4.35%. Total net loans have increased from $80,781,000 as of December 31, 2003 to $92,670,000 as of September 30, 2004. This represents an increase of $11,889,000 or 14.72%. The majority of this increase has been in commercial and consumer real estate lending.

Total liabilities for the Company as of September 30, 2004 were $112,259,000 compared to $107,756,000 at year-end 2003. This is an increase of 4,503,000 or 4.18%. The primary basis for this increase is related to additional long term borrowings from the Federal Home Loan Bank of Atlanta. The Company has utilized these borrowings as a source of operating funds to fund the substantial loan growth.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of September 30, 2004, total capital was $13,920,000.

Management is not aware of any trends, events, or other uncertainties that would have a material effect on the Company’s liquidity, capital resources, or operational activities.

In summary, the Company continues to focus on loan growth, branch expansion, and building shareholder value for its investors.

Results of Operations

Net Interest Income

Total interest income decreased $436,000 or -6.96% in the first nine months of 2004 compared to the first nine months of 2003. Total interest expense decreased $241,000 or -15.25% in the first nine months of 2004 compared to the same period of 2003. These decreases in interest income and interest expense resulted in a total decrease in net interest income of $195,000 or -4.16% for the period ending September 30, 2004 compared to the period ending September 30, 2003.

The net interest margin decreased from 5.77% for the first nine months of 2003 to 5.32% for the first nine months of 2004. The net interest margin for the three month period ending September 30, 2004 was 5.43% in comparison to 5.61% for the same period in 2003. These decreases in net interest margin are mainly due to a decline in market interest rates in comparison to market rates one year ago. The average yield on earning assets for the first nine months of 2004 has decreased from 7.69%. to 6.90%.

The average interest rate being paid on time deposits has decreased from 3.01% as of September 30, 2003 to 2.52% as of September 30, 2004. This decrease is also attributed to time deposits re-pricing at lower market interest rates during the past year.

The Company plans to invest in additional securities and to continue expanding its commercial loan and consumer real estate portfolios during the remainder of 2004. The Company will also continue to offer consumer installment loans to its customer base. The primary source of funding for these investments and loans will be from customer deposits. Management may also utilize the bank’s credit line with Federal Home Loan Bank of Atlanta in cases where loan pools can be adequately matched to borrowings to maximize the net interest spread.

Noninterest Income

In the first nine months of 2004, the total decrease in noninterest income was $253,000 when compared to the same period last year. Total gains on security transactions were $226,000 as of September 30, 2004 in comparison to $302,000 as of September 30, 2003. Service charge income decreased by $31,000 and other income decreased by $146,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts, which has affected the fee income generated from bounce protection on checking accounts. The decrease in other income is mainly due to a reduced amount of activity from the investment subsidiary, Pioneer Financial Service, LLC. The income from this subsidiary consists primarily of commissions on sales of insurance and investment instruments through Virginia Bankers Association. Management plans to implement a new profitability strategy for the investment subsidiary in the coming year.

Noninterest Expense

For the nine months of 2004, noninterest expense increased $109,000 (3.24%) in comparison to the first nine months of 2003. Salaries and benefits increased by $58,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $29,000 and equipment expense increased $55,000 primarily due to increased depreciation on asset purchases for technology upgrades and new office facilities. Other expenses decreased by $33,000 as a result of management’s proactive efforts to control spending.

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

As of September 30, 2004, the total market value of all securities available for sale exceeded the total amortized cost by 137,000. Management has traditionally held debt securities until maturity and thus it does not expect any minor fluctuation in the value of these securities to have a direct impact on earnings.

Investments in securities, including those which were restricted, decreased by 24.52% in the first nine months of 2004. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 14.72% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham, and the City of Harrisonburg, and has recently expanded its service area to include Albermarle County and the City of Charlottesville, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

In the first nine months of 2004, the net loan portfolio increased $11,889,000 or 14.72%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $673,000 at September 30, 2004 compared to $1,042,000 at September 30, 2003. This decrease is attributed to management’s proactive collection efforts. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2004 that are not included in the past due or non-accrual loans referred to above.

Allowance for Loan Losses

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and individual borrower’s financial condition. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses and set aside additional reserves based on their judgment about information available to them at the time of their examination.

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

The allowance for loan losses of $1,464,000 at September 30, 2004 increased $31,000 from its level at December 31, 2003. The significant loan growth is a contributor to this increase in allowance for loan loss funding. Management’s formula for calculating the reserve for loan losses includes a minimal allocation for all loans whether or not they are delinquent. Management has made concentrated collection efforts during the past two years, which have greatly reduced past due loan balances, non-performing loans, and charge offs. The total allowance for loan loss reserve was equal to 1.56% and 1.74% of total loans at September 30, 2004 and December 31, 2003, respectively.

Premises and Equipment

The Company is presently in the process of making renovations to the Jenkins building, which is located next to the main office in Stanley, Virginia. The Company plans to convert the upper floor of this building to a new data processing and bookkeeping area. The total cost of these renovations is estimated to be approximately $1,000,000.

The Company has also established a new lease contract for an office facility in the Charlottesville area. Management expects the new Charlottesville branch to be operational by year-end 2004. The annual lease amount for this new facility is expected to be approximately $20,000 and office renovations are not expected to exceed $50,000. Management’s decision to expand into the Charlottesville and Albermarle County area of Virginia is based primarily on potential loan growth opportunities.

Additionally, the Company may be required to purchase additional processing equipment in conjunction with the implementation of the Check Truncation Act of the 21st Century (“Check 21”), which became effective October 28, 2004. This Act is expected to have an impact on all financial institutions in the coming months by creating an electronic means of clearing checks. The estimated costs of equipment and check processing software related to Check 21 are expected to be approximately $35,000.

Deposits

The Company’s main source of funds for operating purposes is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has remained relatively stable historically. Total deposits decreased by $2,286,000 or 2.30% during the first nine months of 2004. This decrease was mainly in the area of certificates of deposits and is a result of the Company’s proactive funds management practices in order to reduce interest expense.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2004, total borrowings were $14,237,500 compared to $7,425,000 at December 31, 2003. This represents an increase of $6,812,500. The additional borrowings have been matched with loan maturities over the next five years and are being used to fund large dollar commercial and real estate loans. Management’s decision to fund certain loans through low interest borrowings provides adequate interest income margins and enables the bank to maintain a profitable interest spread on these funds.

Capital

The Company maintains a strong capital base to expand facilities, promote public confidence, support operations and grow at a manageable level. As of September 30, 2004 and December 31, 2003, the Company’s total capital- to- total asset ratios were 11.03% and 10.89%, respectively. The capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of September 30, 2004 remains adequate and within policy guidelines.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2004.

As of September 30, 2004, the Company had a cumulative Gap Rate Sensitivity Ratio of (31.52%) for the one year repricing period, compared with (33.35%) at December 31, 2003. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not reprice concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate sensitivity position and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance[4]	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [2]
Commercial	$2,909	$165	7.56%	$2,952	$186	8.40%
Real estate	70,465	3,741	7.08%	64,114	3,603	7.49%
Installment	12,968	1,355	13.93%	16,606	1,859	14.93%
Credit Card	718	115	21.36%	819	128	20.84%
Federal funds sold	3,063	22	0.96%	5,437	42	1.03%
Interest Bearing
Deposits	7,724	126	2.18%	5,691	87	2.04%
Investments
Taxable	12,574	262	2.78%	10,363	259	3.33%
Nontaxable [1]	2,585	64	3.30%	3,446	151	5.84%

Total earning assets	113,006	5,850	6.90%	109,428	6,315	7.69%

Interest Expense
Demand deposits	14,173	40	0.38%	13,184	56	0.57%
Savings	13,706	58	0.56%	12,673	75	0.79%
Time deposits	48,250	911	2.52%	54,699	1,233	3.01%
Borrowings	10,737	330	4.10%	4,903	216	5.87%

Total Interest Bearing Liabilities	$86,866	$1,339	2.06%	$85,459	$1,580	2.47%

Net Interest Income [1]		4,511			4,735

Net Interest Margin			5.32%			5.77%

[1]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[2]	Average balances include non-accruing loans

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [2]
Commercial	$2,898	$57	7.87%	$2,862	$60	8.39%
Real estate	74,994	1,312	7.00%	64,148	1,185	7.39%
Installment	13,450	441	13.12%	14,999	560	14.93%
Credit card	689	37	21.48%	797	41	20.58%

Total Loans	92,031	1,847	8.03%	82,806	1,846	8.92%

Federal funds sold	1,449	4	1.10%	5,131	11	0.86%
Interest Bearing
Deposits	7,351	41	2.23%	5,799	30	2.07%
Securities
Taxable	12,574	96	3.05%	11,004	72	2.62%
Nontaxable [1]	2,585	14	2.17%	2,656	41	6.17%

Total earning assets	115,990	2,002	6.91%	107,396	2,000	7.45%

Interest Expense
Demand deposits	14,559	14	0.38%	13,245	16	0.48%
Savings	14,276	23	0.64%	12,637	23	0.73%
Time deposits	46,200	281	2.44%	53,777	384	2.86%
Borrowings	10,811	109	4.03%	4,748	71	5.98%

Total Interest Bearing Liabilities	$85,846	$427	1.99%	$84,407	$494	2.34%

Net Interest Income [1]		$1,575			$1,506

Net Interest Margin			5.43%			5.61%

[1]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[2]	Average balances include non-accruing loans

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2004

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$10,046	$6,293	$33,246	$44,549	$—	$94,134
Interest bearing bank deposits	3,254	1,700	1,595	—	—	6,549
Investment securities[2]	—	498	10,792	231	1,984	13,505
Restricted stock	—	—	—	—	788	788
Federal funds sold	800	—	—	—	—	800

Total	14,100	8,491	45,633	44,780	2,772	115,776

Sources of Funds:

Interest bearing demand deposits	14,747	—	—	—	—	14,747
Regular savings	13,535	—	—	—	—	13,535
Certificates of deposit $100,000 and over	922	4,111	1,945	1,030	—	8,008
Other certificates of deposit	6,742	12,978	12,508	4,503	—	36,731
Borrowings	4,163	1,887	7,399	788	—	14,237

Total	40,109	18,976	21,852	6,321	0	87,258

Discrete Gap	(26,009)	(10,485)	23,781	38,459	2,772	28,518

Cumulative Gap	(26,009)	(36,494)	(12,713)	25,746	28,518

Ratio of Cumulative
Gap To Total
Earning Assets at
June 30, 2004	-22.46%	-31.52%	-10.98%	22.25%	24.63%

Ratio of Cumulative
Gap To Total
Earning Assets at
December 31, 2003	-28.45%	-33.35%	3.54%	19.19%	20.75%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at book value.

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer’s Purchases of Equity Securities-

The Company has a stock repurchase program, which was authorized in September 2002. There are 5,000 authorized shares remaining available for repurchase under this plan. There have been no repurchase transactions during 2004.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 5a. Required 8-K Disclosures    None

Item 5b. Changes in Procedures for Director Nominations by Security Holders

There have been no material changes to the Company’s procedures by which the security holders may recommend nominees to the registrant’s board of directors during this reporting period.

Item 6. Exhibits

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

Date: November 10, 2004