Form 10KSB
period 2004-12-31
PIONEER BANKSHARES INC/VA
filed 2005-03-30
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock - $.50 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Issuer’s revenues for its most recent fiscal year were $9,026,000.

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $18.10 per share as of March 17, 2005, was $16,346,762.

The number of shares outstanding of the registrant’s common stock, was 1,034,045 as of March 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005 are incorporated by reference into Part III of this Form 10-KSB.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT    YES  ☐    NO  ☒

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

PART I

Item 1. Description of Business.

Overview

Pioneer Bankshares, Inc. (the “Company”), a Virginia one bank holding company headquartered in Stanley, Virginia, was incorporated under the laws of the Commonwealth of Virginia on November 4, 1983. The Company’s wholly-owned subsidiary, Pioneer Bank, Inc. (the “Bank”) was established as a national bank in 1909. The Bank converted from a national bank to a state chartered bank, effective April 1994, and changed its name to Pioneer Bank, effective April 1999.

In October 2000, the Bank acquired Valley Finance Service, Inc. (“VFS”), a small loan company located in Harrisonburg, Virginia. In January 2002, the assets of VFS were merged into the Bank and the subsidiary license for this company was dissolved. Valley Finance now operates as a division and branch of the Bank offering consumer loan services.

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2004 and 2003. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

The primary assets of the Company consist of all of the stock of the Bank, real estate holdings leased to the Bank, a portfolio of equity investment securities, and minimal cash accounts.

The Bank is engaged in the general commercial banking business, primarily serving the counties of Page, Greene, Rockingham and the City of Harrisionburg. The Company has recently expanded its service area to include Albermarle County and the City of Charlottesville, Virginia, and is in the process of opening a new office in downtown Charlottesville. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank’s targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including the counties surrounding Page County. The Bank offers a full range of banking and related financial services focused primarily towards serving consumers, small to medium size commercial businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships with them. The Bank’s Directors believe that the marketing of customized banking services will enable the Bank to continue its position in the financial services marketplace in this market area.

The Bank provides consumers, professionals and small and medium size commercial businesses in its market area with responsive and technologically advanced banking services. These services include competitively priced loans that are based on deposit relationships, easy access to the Bank’s decision-makers, and quick and innovative action necessary to meet a customer’s banking needs. The Bank’s capitalization and lending limit enables it to satisfy the credit needs of a large portion of the targeted market segment. In the event there are customers whose loan requirements exceed the Bank’s lending limit, the Bank will seek to arrange such loans on a participation basis with other financial institutions. The Board of Directors believes the Bank’s present capitalization will support substantial growth in deposits and loans.

Location and Market Area

The Bank currently operates full service branches in Stanley, Luray, Shenandoah, Harrisonburg, and Stanardsville, Virginia. The Bank is also in the process of opening a new branch in Charlottesville, Virginia. The new office is expected to be operational by the end of the first quarter of 2005. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

The opening of additional banking offices by the Bank requires prior regulatory approval, which takes into account a number of factors, including, among others, a determination that the Bank has capital in an amount deemed necessary to warrant additional expansion and a finding that the public interest will be served. While the Bank plans to seek regulatory approval at the appropriate time to establish additional banking offices in various parts of the Bank’s market area, there can be no assurance when or if the Bank will be able to undertake such expansion plans.

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

The Bank offers a full range of short-to-medium term commercial and consumer loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans generally include secured and unsecured loans for financing automobiles, residential financing, home improvements, education, and personal investments.

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

Other bank services include internet banking, ATM/Debit Cards, safe deposit boxes, issuance of cashier’s checks, certain cash management services, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank’s Visa check cards and ATM debit cards can be used by bank customers throughout the United States. The Bank also offers MasterCard and VISA credit card services. Additionally, the Bank offers a “Bounce Protection” program which provides overdraft privileges on checking accounts up to predetermined amounts, subject to overdraft fees. The Bank is also licensed to sell property/casualty and life/health insurance, and investment securities, and does so through its investment subsidiary, Pioneer Financial Services, LLC.

The Bank does not have trust powers and the Bank does not anticipate obtaining trust powers. If the Bank decided to establish a trust department in the future, the Bank could not do so without the prior approval of the Virginia State Corporation Commission. In the interim, the Bank may contract for the provision of trust services to its customers through outside vendors.

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

The Bank’s market area is a also highly competitive, highly branched banking market. Competition in the market area for loans to small to medium size businesses and individuals, the Bank’s target market, is intense, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank does not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the western Virginia market area have access to borrowed funds at a lower cost than are available to the Bank. Also, deposit competition among institutions in the market area is strong.

Employees

As of December 31, 2004, the Company had 61 employees, with 58 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

Supervision and Regulation

Set forth below is a summary of statutes and regulations affecting the Company and the Bank. Federal and state laws and regulations provide regulatory oversight for virtually all aspects of both of their operations. This summary is qualified in its entirety by reference to these statutes and regulations.

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is supervised and subject to examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company and the Bank are also subject to Virginia laws that regulate banks and bank holding companies. Virginia’s banking laws are administered by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Commission”). The Company and the Bank are also affected by rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). The various laws and regulations administered by all of these regulatory agencies affect corporate practices, expansion of business, and provisions of services. Also, monetary and fiscal policies of the United States directly affect bank loans and deposits and may affect our earnings. The future impact of these policies and of continuing regulatory changes in the financial services industry cannot be predicted. The supervision, regulation and examination of the Bank are intended primarily for the protection of depositors rather than our stockholders.

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

A bank holding company is required to obtain prior approval from the Federal Reserve before acquiring control of substantially all the assets of any non-affiliated bank or more than 5% of the voting shares of any bank it does not already own, or before it merges or consolidates with another institution or engages in any business other than banking or managing, controlling or furnishing services to banks and other subsidiaries, and a limited list of activities closely related to or incidental to banking. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies.

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

Financial Modernization Legislation. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The permitted activities with respect to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which became effective in March 2000. This act repealed the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies under the structure of a financial holding company. Under this law, a bank holding company can elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

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

The act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the Securities and Exchange Commission and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under applicable state law.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2004.

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

Item 2. Description of Property.

The Company’s corporate office is located in Stanley, Virginia and is directly across the street from the Bank’s main branch office. The building was originally built as a residence. It was purchased in 1989 and fully renovated for commercial use. The building contains approximately 3,252 square feet.

The Bank’s main branch office in Stanley, Virginia was constructed in 1984, contains 12,876 square feet on three floors and is situated on approximately two acres. The building contains a full service branch, administration and operations, bookkeeping and credit departments, three drive-through lanes and a drive-up ATM. The office is an attractive brick building with adequate room for future expansion.

The branch at Luray, Virginia is a brick building containing approximately 3,797 square feet and situated on a 200 x 150 lot. This office is a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1989 and is located next to a shopping center. This branch is owned by the Bank.

The branch at Shenandoah is a brick building containing approximately 3,400 square feet and situated on a 300 x 150 lot. This office is a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1995 and is owned by the Company.

The branch in Harrisonburg, Virginia is a new brick facility, which was constructed in 2003. The building is situated on a 130 x 190 lot, which was originally purchased in 2002. The branch contains approximately 1,620 square feet. This full-service office is located next to a shopping center and has three drive-through lanes and a drive-up ATM.

The branch in Stanardsville, Virginia is a double-wide modular building containing approximately 1,680 square feet and situated on .644 acre. It is equipped with two drive-through lanes and a drive-up ATM. The branch was established in 2001 and is owned by the Bank.

Valley Finance Service operates as a division/branch of Pioneer Bank and was relocated in September 2003 from its former location of 120 S. Main Street, Harrisonburg, Virginia. This finance company and loan production office now operates out of the former branch location at 932 West Market Street, Harrisonburg, Virginia. This facility is leased on a short-term basis at $2,013 per month. The facility is equipped with two drive-through lanes for customer convenience.

The Jenkins Building is currently a storage facility located next to the Bank’s main office in Stanley, Virginia. It has approximately 25,760 square feet and was purchased on September 8, 1970. The Bank is in the process of remodeling the top floor of this building to house its data processing, technology operations, and bookkeeping departments. The construction and remodeling of this facility began in the fall of 2004 and is expected to be completed by mid-year 2005. The total estimated costs for the renovations are approximately $1,000,000.

The new branch office location that is in the process of being established in Charlottesville, Virginia will be a leased facility at $1,650 per month. This office will primarily offer commercial loans and small business accounts. This branch will be located at 257 Ridge McIntire Road, Charlottesville, Virginia.

Item 3. Legal Proceedings.

There are no pending or threatened material legal proceedings to which the Company or the Bank is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

COMMON STOCK TRADE PRICES

2003	High	Low
First Quarter	$14.50	$11.75
Second Quarter	15.00	13.50
Third Quarter	15.10	14.10
Fourth Quarter	16.60	15.00

2004	High	Low
First Quarter	$17.75	$16.07
Second Quarter	18.00	16.10
Third Quarter	18.00	17.20
Fourth Quarter	18.50	17.15

As of March 23, 2005, there were approximately 523 holders of record of Common Stock.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/13/03	3/18/03	3/31/03	$.11
6/05/03	6/16/03	6/27/03	.11
9/11/03	9/16/03	9/29/03	.11
12/11/03	12/22/03	12/31/03	.17

Total for 2003			$.50

3/05/04	3/18/04	3/31/04	$.12
6/10/04	6/21/04	6/30/04	.12
9/09/04	9/20/04	9/30/04	.12
11/18/04	12/13/04	12/20/04	.12

Total for 2004			$.48

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

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2004 and 2003, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basis principles of accounting: 1) Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and 2) SFAS114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include internally generated loan review reports, past due reports, historical loan loss experience and the financial condition of individual borrowers.

This review also considers concentrations of loans in terms of geography, business type and level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle, which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible asses with indefinite lives. Instead, these assets are subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2004 and 2003. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. During 2004, there was no impairment expense recognized. During 2003, the impairment expense totaled $14,000.

OPERATIONS ANALYSIS - 2004 - Compared to 2003

Table I

PIONEER BANKSHARES, INC.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

Condensed Statement of Income	2004	2003
Interest and dividend income	$7,798	$8,172
Interest expense	1,779	2,030

Net interest income	6,019	6,142
Provision for loan losses	72	948

Net interest income after provision for loan losses	5,947	5,194

Noninterest income	1,188	1,474
Noninterest expense	4,781	4,721

Income before income taxes	2,354	1,947
Income tax expense	792	633

Net Income	$1,562	$1,314

At Year End
Assets	$133,265	$120,921
Deposits	100,797	99,591
Loans, Net	92,283	80,781
Stockholders’ Equity	13,537	13,165

Per Share Information
Net income per share, basic	$1.46	$1.20
Net income per share, diluted	1.45	1.20
Dividends per share	.48	.50
Book value per share	13.09	12.26

Financial Statement Ratios
Return on average assets [1]	1.26%	1.10%
Return on average equity [1]	11.30%	10.17%
Dividend payout ratio	32.97%	41.55%
Average equity to average asset [1]	11.15%	10.86%

[1]	Ratios are based primarily on daily average balances

Overview

The Company’s net income for 2004 was $1.6 million as compared to $1.3 million in 2003.

Net income increased approximately $248,000 or 18.87%. Diluted earnings per share increased from $1.20 in 2003 to $1.45 in 2004. The increase in earnings is mainly attributed to a significant reduction in the provision for loan loss expense.

Total assets for the Company as of December 31, 2004 were $133 million compared to $121 million as of December 31, 2003. This represents total growth in assets of $12 million or 10.21%. The increase in assets is directly related to significant growth in the Company’s loan portfolio during the year. Total net loans as of December 31, 2004 were $92 million compared to total net loans of $81 million at December 31, 2003. This represents an overall increase in the loan portfolio of $11.5 million or 14.24%. A significant portion of the increase in loans is in the category of commercial real estate, and is a result of the Company’s efforts to seek small to medium sized business accounts as a means of diversifying the portfolio.

Total liabilities for the Company as of December 31, 2004 were $120 million, which is an increase of approximately $12 million or 11.11%. This increase is mainly in the area of borrowings from Federal Home Loan Bank of Atlanta, as management utilized the Company’s existing credit line as a means of obtaining low interest funds in support of its lending activities. Total deposits as of December 31, 2004 were $101 million compared to total deposits of $100 million at December 31, 2003.

The Company’s total capital as of December 31, 2004 was $13.5 million, which is an increase of approximately 372,000 or 2.83% from December 31, 2003. The Company’s capital position remains strong and exceeds regulatory guidelines.

Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources, or other operational activities. There are no current recommendations by regulatory authorities, which, if they were to be implemented, would have material effect on the Company.

Table II

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands )

	2004			2003
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$2,960	$224	7.57%	$2,910	$241	8.28%
Real estate	72,303	5,058	7.00%	63,955	4,761	7.44%
Installment	12,877	1,790	13.90%	15,958	2,354	14.75%
Credit card	713	152	21.32%	802	167	20.82%

Total Loans	88,853	7,224	8.13%	83,625	7,523	9.00%

Federal funds sold	2,771	31	1.12%	5,231	53	1.01%
Interest bearing deposits	7,053	163	2.31%	5,618	113	2.01%
Securities
Taxable	12,350	324	2.62%	11,522	360	3.12%
Nontaxable	2,478	81	3.27%	3,333	181	5.43%

Total Earning Assets	113,505	7,823	6.89%	109,329	8,230	7.53%

Allowance for loan losses	(1,436)			(1,562)
Nonearning assets	11,966			11,190

Total Assets	$124,035			$118,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing demand deposits	$14,343	$55	0.38%	$13,384	$70	0.52%
Savings	13,679	66	0.48%	12,677	90	0.71%
Time deposits	47,562	1,214	2.55%	54,143	1,585	2.93%

Total Deposits	75,584	1,335	1.77%	80,204	1,745	2.18%

Borrowings	10,952	444	4.05%	4,912	285	5.80%

Total Interest Bearing Liabilities	86,536	1,779	2.06%	85,116	2,030	2.38%

Noninterest bearing deposits	23,050			20,250
Other liabilities	628			667

Total Liabilities	110,214			106,033

Stockholders’ equity	13,821			12,924

Total Liabilities and Stockholders’ Equity	$124,035			$118,957

Net Interest Earnings		$6,044			$6,200

Net Yield on Interest Earning Assets			5.32%			5.67%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was $47,000 and $58,000 in 2004 and 2003, respectively.

Table III

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(In thousands of dollars)

	2004 Compared to 2003 Increase (Decrease)			2003 Compared to 2002 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$4	$(21)	$(17)	$(4)	$(3)	$(7)
Real estate	621	(324)	297	(117)	(367)	(484)
Installment	(454)	(110)	(564)	(917)	(31)	(948)
Credit Card	(19)	4	(15)	(22)	(4)	(26)

Total Loans	152	(451)	(299)	(1,060)	(405)	(1,465)

Federal funds sold	(25)	3	(22)	(79)	(31)	(110)

Interest bearing deposits in banks	29	21	50	18	13	31

Investments
Taxable	26	(62)	(36)	298	(264)	34
Nontaxable	(46)	(54)	(100)	(30)	27	(3)

Total Securities	(20)	(116)	(136)	268	(237)	31

Total Earning Assets	$136	$(543)	$(407)	$(853)	$(660)	$(1,513)

Interest Expense
Demand deposits	$5	$(20)	$(15)	$13	$(51)	$(38)
Savings	7	(31)	(24)	12	(48)	(36)
Time deposits	(193)	(178)	(371)	(364)	(739)	(1,103)

Total Deposits	(181)	(229)	(410)	(339)	(838)	(1,177)

Borrowings	350	(191)	159	(33)	(3)	(36)

Total Liabilities	169	(420)	(251)	(372)	(841)	(1,213)

Net Interest Earnings	$(33)	$(123)	$(156)	$(481)	$181	$(300)

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Net Interest Income

Net interest income decreased $123,000 or 2.00% in 2004 compared to a decrease of $298,000 or 4.63% for 2003. The decrease in net interest income for 2004 is a result of a large volume lending in the commercial loan category, which have lower interest yields than the Company’s previous focus on consumer installment type loans. Another factor affecting the net interest income was the decline in interest rates over the past two years, which pushed loan pricing rates lower in order to remain competive. Interest and fees on loans decreased in 2004 by $299,000 or 3.97%, which is also directly related to the lower yields and market interest rates. As interest rates rise and the volume of lending activities continues to grow, the Company expects that interest income will increase.

Interest income on securities held to maturity and securities available for sale decreased by $92,000 or 22.28% in 2004 compared to a increase of $28,000 in 2003. The average yields on securities decreased from 3.64% in 2003 to 2.73% in 2004. The decrease in interest income on securities is a result of management’s reinvestment activities in short-term instruments, as well as the lower reinvestment rates that have been available in the market during the past year. Management has maintained a short-term investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support lending activities.

Interest income on federal funds sold and other deposits was $194,000 in 2003, compared to $166,000 in 2003. This increase of $28,000 is a result of market interest rate increases during the later half of 2004 in comparision to the lower market interest rates for 2003.

The net interest margin on earning assets on a tax equivalent basis decreased from 5.67% in 2003 to 5.32% in 2004. The lower yields on loans were the primary factor affecting the net interest margin.

Total interest expense decreased $251,000 or 12.36% in 2004. A decrease in interest expense on deposits accounted for $410,000 of the total overall decrease. The decrease in interest expense on deposits is directly related to the decrease in the time deposit portfolio and is a result of the Company’s funds management decisions. The yield on total deposit decreased from 2.18% to 1.77%. Offsetting the deposit interest decrease was an increase of $159,000 in interest expense on borrowings. This increase is a result of additional borrowing activity as a source of funds to support loan growth.

Yields on total loans decreased from 9.00% in 2003 to 8.13% in 2004. The yield on commercial loans decreased from 8.28% in 2003 to 7.57% in 2004. Real estate, and consumer installment loan yields have also decreased primarily due to the decrease in volume of loans in these categories, as well as interest rate reductions in the market over the past two years.

The yield on taxable investments decreased from 3.12% in 2003 to 2.62% in 2004. The decrease in taxable investment yields resulted from the reduced volume of investments and recent low market interest rates. The tax equivalent yield on nontaxable investments decreased from 5.43% in 2003 to 3.27% in 2004.

The average amount borrowed increased from $4.9 million in 2003 to $11 million in 2004. At year-end 2004, the Bank borrowed additional funds of approximately $8 million in preparation for 2005 budget needs and anticipated loan growth. Management chose to borrow these funds at this time in order to take advantage of the low interest rate market, which will enable the Company to maximize net interest earnings going forward.

Non-interest Income and Expense

Non-interest income decreased from $1.5 million in 2003 to $1.2 million in 2004. This represents a 19.40% decrease. The factors affecting this change were: gains on security transactions of $305,000 for 2004 compared to gains of $292,000 in 2003. The Company received $10,000 in commission income from sale of insurance and investment products in 2004 compared to $49,000 in 2003. Service charge income accounted for approximately 68% of total non-interest income in 2004 compared to approximately 62% for 2003. This income was mostly generated from overdraft charges related to the Bank’s Bounce Protection program. Additionally, the Company’s total other income, which is comprised of multiple miscellaneous operating expense categories, decreased by $157,000 when compared to the previous year. Included in this total for 2003 was an asset transfer transaction, which contributed approximately $79,000 in gains to the other income category. There were no comparable transactions or asset transfers during 2004.

Non-interest expense increased $60,000 (1.27%) from 2003 to 2004. Salaries and benefits increased by $75,000 or 3.52% in 2004 compared to 2003. Equipment expenses increased $35,000 or 4.67% in 2004 compared to 2003, due to additional depreciation on new equipment and system enhancements, as well as, increased repairs and maintenance. Total legal fees decreased by $11,000 from 2004 to 2003. Other expenses decreased by $80,000 or 5.07% as a result of the Company’s proactive cost saving efforts.

General Uncertainties and Trends

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

Securities

Securities as of December 31, 2004 totaled $12.3 million, which is a 33% decrease over the December 31, 2003 balance of $18.3 million. This decline is the result of reduced volume of investment activity, as funds were utilized as a source for loan growth.

Average balances in securities decreased by $27,000 in 2004. The Company maintains an adequate level of securities to provide for liquidity and as security for public indebtedness. A schedule of securities including the carrying amount and estimated market value of securities by contractual maturity is shown in a note to the consolidated financial statements. Management’s philosophy is to keep the maturities of investments relatively short which allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

At December 31, 2004 the Parent Company had investments in common and preferred stock with a cost of $1.8 million and an estimated market value of $2 million. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

The Bank’s total investment portfolio at December 31, 2004 has a cost of $10.4 million and an estimated fair market value of $10.3 million. These investments include U.S. government and agency securities, state and municipal securities, and a small amount of held-to-maturity mortgage-backed securities.

Securities (continued)

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group:

(In Thousands)	2004 Book Value	Weighted Average Yield	2003 Book Value	Weighted Average Yield
Securities available for sale
Maturing within one year	$1,270	4.59%	$—	—
Maturing after one year But within five years	8,808	3.49%	15,533	3.41%
Maturing after five years But within ten years	229	4.45%	553	4.58%
Maturing after 10 years	—		573	4.54%

Equity Securities	2,024		1,689

Total securities available for sale	$12,331	3.65%	$18,348	3.49%

Securities held to maturity
Maturing within one year	$—	—	$—	—
Maturing after one year But within five years	15	7.00%	31	7.24%
Maturing after five but Within ten years	1	12.00%	—	—

Total securities held to maturity	$16	7.30%	$31	7.24%

Total Securities	$12,347	3.65%	$18,379	3.50%

Equity securities have been excluded from the weighted average yield calculations in the above table.

The Company accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trade prices as provided by the Company’s investment broker.

Loan Portfolio

Total net loans increased during 2004 from $80.8 million at December 31, 2003 to $92.3 million at December 31, 2004. This is an increase of $11.5 million or 14.24%. The increase in the loan portfolio was mainly in the area of commercial and residential real estate loans. The Bank has historically been concentrated in consumer auto and installment loans, and management has recently taken proactive steps to diversify the portfolio by seeking small to medium sized business loans throughout its service area. The Bank continues to make consumer loans, as well as residential mortgage loans for its customer base.

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	(In Thousands)
	December 31, 2004	December 31, 2003
Mortgage loans on real estate
Construction loans	$7,193	$5,929
Agricultural	4,607	4,809
Equity lines of credit	1,738	1,853
Residential 1-4 family	41,125	37,930
Second Mortgages	3,305	2,726
Multifamily	1,853	517
Commercial	17,046	10,712

Total real estate loans	76,867	64,476

Commercial and agricultural loans	3,548	3,794
Consumer installment loans
Personal	13,641	14,416
Credit cards	729	803

Total consumer installment loans	14,370	15,219
All other loans	166	260

Gross Loans	94,951	83,749

Less unearned income on loans	(1,322)	(1,535)

Loans, less unearned discount	93,629	82,214

Less allowance for loan losses	(1,346)	(1,433)

Net Loans Receivable	$92,283	$80,781

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $46 million as of December 31, 2004. This represents an increase of approximately $3.7 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $30.7 million as of December 31, 2004. This represents an increase of approximately $8.7 million in the commercial real estate portfolio in comparison to the balance of $22.0 million as of December 31, 2003. The increase in commercial real estate loans is a direct result of managements focus on this lending category in an effort to diversify the overall lending portfolio. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to be relatively low.

The Bank’s consumer loan portfolio decreased $849,000 (5.58%) to $14.4 million at December 31, 2004. This decrease is attributed to low consumer demand, as well as management’s focus on diversifying the loan portfolio with an increased effort to attract small to medium sized business loans.

A schedule of remaining maturities of selected loan categories is as follows: (in thousands)

	Construction Loans	Commercial and Agricultural Loans
Loans maturing within one year	$3,101	$1.128
Variable rate	1,045	—
Fixed rate, over one year through five years	2,713	1.845
Fixed rate, over five years	334	575

Total Maturities of Selected Loans	$7,193	$3,548

At December 31, 2004, no industry category exceeded ten percent of total loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2004 and December 31, 2003:

	2004	2003
	(In Thousands)
Non-accrual Loans	$462	$212
Loans Past Due 90 days or more	428	321
Other Impaired Loans	429	461

Total non-performing assets	$1,318	$994

Allowance for loan losses to total loans	1.44%	1.74%

Non-performing Assets to total loans	1.41%	1.21%

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

At December 31, 2004, approximately 86% of the loans that were past due 90 days or more are well secured with real estate properties. Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for potential losses as they are identified.

Interest on non-accrual loans did not have a significant impact on income for 2004 or 2003.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2004 and December 31, 2003:

	2004	2003
Beginning balance	$1,433	$1,448

Provision charged to expense	72	948

Loan losses:
Commercial	—	36
Installment	568	1,331
Real estate	25	161
Credit card	25	55

Total Loan Losses	618	1,583

Recoveries:
Commercial	—	—
Installment	381	612
Real estate	67	—
Credit card	11	8

Total Loan Recoveries	459	620

Net Loan Losses	159	963

Balance at End of Period	$1,346	$1,433

Net Loan Losses as a Percent of Average loans	0.18%	1.15%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2004 and December 31, 2003:

	December 31, 2004			December 31, 2003
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
Analysis of Ending Balance
Commercial	$428	31.80%	3.33%	$431	30.07%	3.48%
Real estate	175	13.00%	81.38%	145	10.12%	76.48%
Installment	697	51.78%	14.49%	808	56.39%	19.08%
Credit card	46	3.42%	0.80%	49	3.42%	0.96%

Total	$1,346	100.00%	100.00%	$1,433	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.44%			1.74%

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

The allowance for loan losses decreased from $1,433,000 at December 31, 2003 to $1,346,000 at December 31, 2004. Net charge offs decreased from $963,000 in 2003 to $159,000 in 2004. The provision expense related to the allowance for loan loss decreased $876,000 for 2004 compared to a decrease of $524,000 in 2003. The reduction in loan losses can be directly attributed to management’s proactive collection efforts and continuous monitoring of lending criteria.

Management believes that potential loan losses in the consumer loan portfolio are more than offset by higher than average loan yields. Management has also concluded that the risk of loan loss in the commercial and residential real estate portfolios is expected to be minimal, as these loans are well collateralized. In summary, management is of the opinion that the allowance for loan losses is adequate to absorb future losses that may occur in the existing loan portfolio.

Premises and Equipment

The Bank is presently in the process of renovations to the Jenkins building, which is located next to the main branch office in Stanley, Virginia. The renovations consist of extensive remodeling to the upper floor of this facility. Upon completion, the facility will house the Company’s data processing and technology operations department, as well as the bookkeeping department. The total cost of this project is estimated to be approximately $1,000,000. As of December 31, 2004, the expenditures relating to this project totaled $343,000.

The Company has established a new lease contract and is in the process of opening a new office facility in the Charlottesville, Virginia area. Management is hopeful that the new Charlottesville branch will be operational during the first quarter of 2005. This new branch facility will primarily serve as a loan production office for commercial and business accounts. The annual lease amount for this new facility is expected to be approximately $20,000 and office renovations are not expected to exceed $50,000. Management’s decision to expand into the Charlottesville and Albermarle County area of Virginia is based on potential loan growth opportunities.

The Company may also be required to purchase additional processing equipment in conjunction with the implementation of the Check Truncation Act of the 21st Century (“Check 21”), which became effective October 28, 2004. This Act is expected to have an impact on all financial institutions in the coming months by creating an electronic means of clearing checks. The estimated costs of equipment and check processing software related to Check 21 are expected to be approximately $35,000.

The Company continually monitors technological upgrades in the banking industry, and may, from time to time, in order to achieve higher levels of internal operational efficiency, purchase new or additional equipment relating to such technologies. The Company’s management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

Deposits

The Company’s total deposits as of December 31, 2004 were $100.8 million compared to $99.6 million at December 31, 2003. This increase of $1.2 million or 1.21% was primarily made up of increases in savings and demand deposit accounts. Total demand deposits totaled $41.1 million as of December 31, 2004 compared to $35.3 million at December 31, 2003. This represents an increase of $5.7 million or 16.27%. Demand deposits consist of checking accounts including standard consumer accounts, Now accounts, and Money Market accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances do fluctuate with normal daily activity. Management does not anticipate any major changes in the demand deposit portfolio in the near future.

Total savings deposits as of December 31, 2004 were $14.0 million compared to $12.9 million as of December 31, 2003. This represents an increase of $1.1 million or 8.27%. The Company’s savings deposits have remained consistent historically, with periodic fluctuation. These accounts consist of passbook savings accounts, statement savings accounts, and Christmas club accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of Certificates of Deposit instruments represent approximately 45.40% of the Bank’s total deposits. Total time deposits as of December 31, 2004 were $45.8 million compared to total time deposits of $51.4 million at December 31, 2003. This represents a decrease of approximately 5.6 million or 10.92%. Time deposits are classified in two major categories for FDIC Insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 have remained relatively stable with an outstanding balance of approximately $8.2 million for both reporting periods ending December 31, 2004 and 2003. Total time deposits with balances of $100,000 or less were $37.5 million at December 31, 2004 compared to $43.1 million at December 31, 2003. Time deposits with a balance greater than $100,000 represent 18.00% of the total time deposit portfolio.

The maturity schedule as of December 31, 2004 for Certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$2,494
3 to 12 months	2,737
1 to 3 years	2,320
Over 3 years	685

Total	$8,236

The Bank has traditionally avoided brokered and large deposits believing that they were unstable and thus not desirable. This has proven to be a good strategy as the local deposit base is considered very stable and small increases in rates above the competition have resulted in deposit gains in past years.

Long-term Debt

The Company’s banking subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $53.3 million and $48.4 million as of December 31, 2004 and 2003, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances the FHLB may convert the advanced to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

In December 2004, the Company refinanced a portion of its outstanding debt and obtained additional borrowings in preparation for anticipated loan growth and funding needs during 2005. The refinance portion of this debt was approximately $4 million, with new borrowings of $8 million, for a total new loan amount of $12 million. A prepayment penalty of $189,000 was paid on the refinanced debt and is reflected in noninterest expense. Management’s decision to utilize FHLB borrowings as a primary source of funds is based on the current low interest rate market and the potential for an increased interest margin going forward.

At December 31, 2004, the total fixed-rate long-term debt with FHLB totaled $18.3 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. There were no floating-rate long-term debts outstanding for the Company as of December 31, 2004.

The contractual maturities of FHLB advances as of December 31, 2004 are as follows:

(In Thousands)
Due in 2005	$3,800
Due in 2006	3,800
Due in 2007	3,800
Due in 2008	3,800
Due in 2009	3,100

$18,300

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

The Federal Reserve, Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain goodwill items. The Company is considered to be well capitalized under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 16.6% at December 31, 2004. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 15.4% as of December 31 2004 compared to 16.8% at December 31, 2003. Both of these ratios exceed regulatory capital requirements.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2004 and December 31, 2003:

	2004	2003
	(in thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$85,086	$75,382

Consolidated Tier 1 capital
Common stock	$517	$537
Surplus	—	—
Retained Earnings	12,918	12,464
Goodwill excluded	(360)	(360)

Total Tier 1 capital	13,075	12,641

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,064	920

Total risk-based capital	$14,139	$13,561

Consolidated total risk-based capital ratio	16.6%	18.0%
Consolidated Tier 1 risk-based capital ratio	15.4%	16.8%
Consolidated Leverage ratio	10.5%	10.6%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2004:

(In Thousands)	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$8,491	$6,103	$35,633	$43,402	0	$93,629
Interest bearing Bank deposits	7,885	600	1,995	0	0	10,480

Investment Securities	—	1,269	8,825	229	2,024	12,347
Restricted Stock	—	—	—	—	1,181	1,181
Federal Funds Sold	950					950

Total	17,326	7,972	46,453	43,631	3,205	118,587

Sources of Funds:

Demand Deposits Interest bearing	14,890	—	—	—	—	14,890
Savings accounts	13,954	—	—	—	—	13,954
Time Deposits:
Over $100,000	2,494	2,737	3,005	—	—	8,236
Other certificates	5,606	13,671	18,246	—	—	37,523

Total deposits	36,944	16,408	21,251	—	—	74,603

Borrowings	1,300	2,500	14,500	—	—	18,300

Total	38,244	18,908	35,751	—	—	92,903

Discrete Gap	(20,918)	(10,936)	10,702	43,631	3,205	25,684
Cumulative Gap	(20,918)	(31,854)	(21,152)	22,479	25,684

Ratio of Cumulative Gap to Total Earning Assets	-17.64%	-26.86%	-17.84%	18.96%	21.66%

At December 31, 2004, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 26.86% for the one-year re-pricing period compared with -33.35% at December 31, 2003. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

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

Liquidity as of December 31, 2004 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2004 and 2003. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

Off-Balance Sheet Commitments

The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The notes to the Consolidated Financial Statements contain further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Recent Accounting Pronouncements

Accounting pronouncements are established by various accountancy governing bodies to provide guidance in the principles and practices used for maintaining accurate and consistent accounting records. The Company has established monitoring procedures for the review of new accounting pronouncements relating to the banking industry, in order to ensure that all transactions are in compliance with GAAP. Recent accounting pronouncements considered to be applicable to the Company are included in Note 1 of the Consolidated Financial Statements within this report.

Item 7. Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

February 3, 2005

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(In Thousands, except share data)

	2004	2003
ASSETS

Cash and due from banks	$9,896	$7,579
Interest-bearing deposits in banks	10,480	5,212
Federal funds sold	950	2,500
Securities available for sale, at fair value	12,331	18,348
Securities held to maturity (fair value was $16 and $33 in 2004 and 2003, respectively)	16	31
Restricted securities	1,181	557
Loans receivable, net of allowance for loan losses of $1,346 in 2004 and $1,433 in 2003	92,283	80,781
Bank premises and equipment, net	4,150	4,115
Accrued interest receivable	491	497
Other assets	1,487	1,301

Total Assets	$133,265	$120,921

LIABILITIES

Deposits
Noninterest bearing	$26,194	$21,181
Interest bearing
Demand	14,890	14,155
Savings	13,954	12,888
Time deposits over $100,000	8,236	8,219
Other time deposits	37,523	43,148

Total Deposits	100,797	99,591

Accrued expenses and other liabilities	631	740
Long term debt	18,300	7,425

Total Liabilities	119,728	107,756

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,034,045 in 2004; 1,073,650 shares in 2003	517	537
Retained earnings	12,918	12,464
Accumulated other comprehensive income, net	102	164

Total Stockholders’ Equity	13,537	13,165

Total Liabilities and Stockholders’ Equity	$133,265	$120,921

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Thousands, except per share data)

	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans including fees	$7,224	$7,523
Interest on securities – taxable	300	338
Interest on securities – nontaxable	21	75
Deposits and federal funds sold	194	166
Dividends	59	70

Total Interest and Dividend Income	7,798	8,172

INTEREST EXPENSE:
Deposits	1,335	1,745
Long term debt	444	285

Total Interest Expense	1,779	2,030

NET INTEREST INCOME	6,019	6,142

PROVISION FOR LOAN LOSSES	72	948

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,947	5,194

NONINTEREST INCOME:
Service charges on deposit accounts	805	908
Commission income	10	49
Other income	68	225
Gain on security transactions	305	292

Total Noninterest Income	1,188	1,474

NONINTEREST EXPENSES:
Salaries and employee benefits	2,203	2,128
Occupancy expenses	295	265
Equipment expenses	785	750
Other expenses	1,498	1,578

Total Noninterest Expenses	4,781	4,721

INCOME BEFORE INCOME TAXES	2,354	1,947

INCOME TAX EXPENSE	792	633

NET INCOME	$1,562	$1,314

PER SHARE DATA
Net income, basic	$1.46	$1.20

Net income, diluted	$1.45	$1.20

Dividends	$0.48	$0.50

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Thousands, except share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2002	$546	$11,913	$216	$12,675

Comprehensive Income
Net Income		1,314		1,314
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $84)			136
Reclassification adjustment for gains included in net income (net of tax effect of $104)			(188)	(52)

Total Comprehensive Income				1,262

Cash Dividends		(546)		(546)
Retirement of common stock (18,699 shares)	(9)	(217)		(226)

BALANCE DECEMBER 31, 2003	537	12,464	164	13,165

Comprehensive Income
Net Income		1,562		1,562
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $77)			139
Reclassification adjustment for gains included in net income (net of tax effect of $104)			(201)	(62)

Total Comprehensive Income				1,500

Cash Dividends		(515)		(515)
Retirement of common stock (39,605 shares)	(20)	(593)		(613)

BALANCE DECEMBER 31, 2004	$517	$12,918	$102	$13,537

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

(In Thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,562	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	72	948
(Gain) on security sales	(305)	(292)
Net amortization on securities	97	28
Deferred income tax expense (benefit)	43	(50)
Depreciation	557	526
Net change in:
Accrued interest receivable	6	47
Other assets	(229)	118
Accrued expense and other liabilities	(82)	(95)

Net Cash Provided by Operating Activities	1,721	2,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest bearing deposits	(5,268)	(401)
Net change in federal funds sold	1,550	(2,000)
Proceeds from maturities, sales, and principal payments of securities available for sale	18,337	31,218
Proceeds from principal payments of securities held to maturity	15	45
Purchase of securities available for sale	(12,825)	(29,845)
Net (increase) decrease in loans	(11,574)	4,370
Purchase of bank premises and equipment	(592)	(902)

Net Cash Provided By (Used in) Investing Activities	(10,357)	2,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	6,814	2,389
Time deposits	(5,608)	(9,323)
Proceeds from borrowings	23,000	3,000
Curtailments of borrowings	(12,125)	(650)
Purchase and subsequent retirement of common stock	(613)	—
Dividends paid	(515)	(546)

Net Cash Provided by (Used in) Financing Activities	10,953	(5,130)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	2,317	(101)
Cash and cash equivalents, beginning of year	7,579	7,680

Cash and Cash Equivalents, End of Year	$9,896	$7,579

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$1,843	2,202
Income taxes	656	558

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	(89)	(72)
Receipt of common stock in exchange for donation of assets	—	(226)

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy - The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC., and Pioneer Special Assets, LLC., which are wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, and 3) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 120 days past due unless the loan is well secured and in the process of collection. However, loans 120 days or more past due, with at least a 60-day recovery in payments are not charge offs. In most cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Loans Receivable (continued) - All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Bank Premises and Equipment – Land values are carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives ranging from 3 to 40 years of the assets on a combination of straight-line and accelerated methods.

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

Advertising Costs - The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $62,401 and $62,214 for the years ended December 31, 2004 and 2003, respectively.

Earnings Per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Compensation Plans (continued) - The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands except per share amounts):

	2004	2003
Net Income, as reported	$1,562	$1,314
Total stock-based compensation expenses determined under fair value based method for all rewards	(2)	(4)

Pro forma net income	$1,560	$1,310

Basic earnings per share
As reported	$1.46	$1.20

Pro forma	$1.45	$1.20

Diluted earnings per share
As reported	$1.45	$1.20

Pro forma	$1.45	$1.20

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

Recent Accounting Pronouncements - On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements (continued) -Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

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

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements (continued)- In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company’s financial position or operations.

NOTE 2 NATURE OF OPERATIONS:

The Company operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at six separate locations to customers in the City of Harrisonburg and Page and Green Counties of Virginia. The Bank also operates a separate financial subsidiary known as Pioneer Financial Services, LLC, which offers a variety of consumer investment and insurance services.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.0 million and $1.1 million at December 31, 2004 and 2003, respectively.

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $9.9 million and $10.9 million at December 31, 2004 and 2003, respectively.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2004

Available for Sale
U.S. government and agency securities	$10,154	$3	$(79)	$10,078
State and municipals	214	15	—	229
Equity securities	1,794	230	—	2,024

	$12,162	$248	$(79)	$12,331

Held to Maturity
Mortgage-backed	$16	$—	$—	$16

December 31, 2003

Available for Sale
U.S. government and agency securities	$14,836	$18	$(22)	$14,832
State and municipals	1,710	117	—	1,827
Equity securities	1,546	143	—	1,689

	$18,092	$278	$(22)	$18,348

Held to Maturity
Mortgage-backed	$31	$2	$—	$33

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,278	$1,270	$—	$—
Due after one year through five years	8,080	8,013	—	—
Due five years through ten years	214	229	—	—
Due after ten years	—	—	—	—

	9,572	9,512	—	—

Mortgage-backed	796	795	16	16
Equity securities	1,794	2,024	—	—

	$12,162	$12,331	$16	$16

Realized gains and losses on available for sale securities are summarized below:

	2004	2003
	(In Thousands)
Gains	$352	$362
Losses	(47)	(70)

Net Gains	$305	$292

Investment securities with a book value of $1,210,000 and $1,232,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2004 and 2003, by duration of the unrealized loss are shown below. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

As of December 31, 2004, there are approximately 10 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	7,778	—	7,778
	Unrealized Losses	(76)	—	(76)

More than 12 Mths	Fair Value	—	254	254
	Unrealized Losses	—	(3)	(3)

Total	Fair Value	7,778	254	8,032

	Unrealized Losses	(76)	(3)	(79)

As of December 31, 2003, there were approximately 8 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	7,096	450	7,546
	Unrealized Losses	(20)	(2)	(22)

More than 12 Mths	Fair Value	—	—	—
	Unrealized Losses	—	—	—

Total	Fair Value	7,096	450	7,546

	Unrealized Losses	(20)	(2)	(22)

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	(In Thousands)
	December 31, 2004	December 31, 2003
Mortgage loans on real estate
Construction loans	$7,193	$5,929
Agricultural	4,607	4,809
Equity lines of credit	1,738	1,853
Residential 1-4 family	41,125	37,930
Second Mortgages	3,305	2,726
Multifamily	1,853	517
Commercial	17,046	10,712

Total real estate loans	76,867	64,476

Commercial and agricultural loans	3,548	3,794
Consumer installment loans
Personal	13,641	14,416
Credit cards	729	803

Total consumer installment loans	14,370	15,219
All other loans	166	260

Gross Loans	94,951	83,749

Less unearned income on loans	(1,322)	(1,535)

Loans, less unearned discount	93,629	82,214

Less allowance for loan losses	(1,346)	(1,433)

Net Loans Receivable	$92,283	$80,781

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a case by case basis depending upon the purpose of the loan and the financial condition of the borrower.

Deposit accounts reclassified as loans totaled $41,000 and $142,000 as of December 31, 2004 and 2003, respectively.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS (Continued):

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2004 and 2003:

	2004	2003
	(In Thousands)
Impaired loans with a valuation allowance	$620	$461
Impaired loans without a valuation allowance	—	—

Total Impaired loans	$620	$461

Valuation allowance related to impaired loans	$175	$145

Average investment in impaired loans	$511	$259

Interest income recognized on impaired loans	$51	$23

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $271,000 and $212,000 at December 31, 2004 and 2003, respectively. If interest on these loans had been accrued, such income would have approximated $1,000 and $11,000 for 2004 and 2003, respectively.

Loans past due greater than 90 days and still accruing interest at December 31, 2004 and 2003 totaled $428,000 and $321,000, respectively.

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2004	2003
	(In Thousands)
Balance, beginning of year	$1,433	$1,448
Provision charged to operating expenses	72	948
Recoveries of loans charged off	459	620
Loans charged off	(618)	(1,583)

Balance, End of Year	$1,346	$1,433

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BANK PREMISES, EQUIPMENT and SOFTWARE:

Bank premises, equipment and computer software included in the financial statements at December 31, 2004 and 2003 are as follows:

	2004	2003
	(In Thousands)
Land	$691	$691
Land improvements and buildings	3,374	3,337
Furniture and equipment	3,826	3,675
Construction in process	365	7
Computer software	1,021	975

	9,277	8,685
Less accumulated depreciation	5,127	4,570

Net	$4,150	$4,115

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2004 and 2003 was $557,000 and $526,000, respectively.

NOTE 9 TIME DEPOSITS:

At December 31, 2004, the scheduled maturities of time deposits (in thousands) are as follows:

2005	$24,508
2006	6,792
2007	9,431
2008	2,680
2009	2,348

Total	$45,759

NOTE 10 LONG-TERM DEBT:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $53.3 million and $48.4 million as of December 31, 2004 and 2003, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

In December 2004, the Bank refinanced a portion of its outstanding debt and obtained additional borrowings in preparation for anticipated loan growth and funding needs during 2005. The refinance portion of this debt was approximately $4 million, with new borrowings of $8 million, for a total new loan amount of $12 million. A prepayment penalty of $189,000 was paid on the refinanced debt and is reflected in noninterest expense. Management’s decision to utilize FHLB borrowings as a primary source of funds is based on the current low interest rate market and the potential for an increased interest margin going forward.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LONG TERM DEBT (Continued):

At December 31, 2004, the total fixed-rate long-term debt with FHLB totaled $18.3 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. At December 31, 2003, the total fixed-rate long-term debt with FHLB was $4.4 million. At December 31, 2003, the Company had outstanding floating rate debt of $3 million. The floating debt was converted to a fixed rate debt during 2004. Therefore; there were no floating-rate long-term debts outstanding for the Company as of December 31, 2004

The contractual maturities of FHLB advances as of December 31, 2004 are as follows:

(In Thousands) Fixed Rate
Due in 2005	$3,800
Due in 2006	3,800
Due in 2007	3,800
Due in 2008	3,800
Due in 2009	3,100

$18,300

NOTE 11 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	2004	2003
	(In Thousands)
Supplies and printing	$142	$153
Directors fees	162	146
Professional fees	182	213
Telephone	117	126
Prepayment penalties	189	—
Other	706	940

Total	$1,498	$1,578

NOTE 12 DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2005, the maximum amount of dividends the Bank can pay to the Company is $1,465,000 or 10.8% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 INCOME TAXES:

The components of income tax expense are as follows:

	2004	2003
	(In Thousands)
Current income tax expense	$749	$683
Deferred income tax expense (benefit)	43	(50)

Income Tax Expense	$792	$633

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2004	2003
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$800	$662
(Decrease) resulting from:
Tax-exempt municipal income	(8)	(24)
State income taxes	—	(1)
Other	—	(4)

Income Tax Expense	$792	$633

At December 31, the net deferred tax asset was made up of the following:

	2004	2003
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$246	$320
Deferred compensation	60	55
Prepayment Penalties (FHLB)	64	—
Capital loss carryover	—	61
Other	6	—

Total	$376	436

Deferred Tax Liabilities
Depreciation	144	171
Cash surrender value of life insurance	19	16
Securities available for sale	67	93
Other	26	19

Total	256	299

Net Deferred Tax Asset	$120	$137

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the institution’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below: (in thousands)

	Actual		For Capital Adequacy Purposes			Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$14,139	16.6%	$6,807	≥	8.0%	N/A		N/A
Pioneer Bank	$11,099	13.5%	$6,599	≥	8.0%	$8,249	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,075	15.4%	$3,403	≥	4.0%	N/A		N/A
Pioneer Bank	$10,064	12.2%	$3,300	≥	4.0%	$4,949	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,075	10.5%	$4,961	≥	4.0%	N/A		N/A
Pioneer Bank	$10,064	8.3%	$4,847	≥	4.0%	$6,059	≥	5.0%

As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$13,561	18.0%	$6,031	≥	8.0%	N/A		N/A
Pioneer Bank	$11,103	15.2%	$5,846	≥	8.0%	$7,308	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$12,641	16.8%	$3,015	≥	4.0%	N/A		N/A
Pioneer Bank	$10,183	13.9%	$2,923	≥	4.0%	$4,385	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$12,641	10.6%	$4,770	≥	4.0%	N/A		N/A
Pioneer Bank	$10,183	8.7%	$4,680	≥	4.0%	$5,848	≥	5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 STOCK OPTION PLAN:

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options (“Options”).

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of an Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On May 14, 2004, the Board of Directors granted Options to current non-employee directors for 2004. The effective date of the grant is May 14, 2004 and the Options may be exercised on or after May 14, 2005.

A summary of the activity in the Company’s stock option plan is as follows:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,700	$13.49	3,900	$13.69
Granted	800	18.40	800	12.50
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	5,500	$14.20	4,700	$13.49

Options exercisable at year-end	4,700	$13.49	3,900	$13.69

Weighted-average fair value of options granted during the year		$3.92		$1.74

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$18.00	700	3.5 years	700	3.5 years
12.75	3,200	6.0	3,200	6.0
12.50	800	8.5	800	8.5
18.40	800	9.5	—	—

Outstanding at end of year	5,500	6.9	4,700	6.0

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,073,435	$1.46	1,091,742	$1.20

Effect of dilutive securities:
Stock Options	1,081		326

Diluted earnings per share	1,074,516	$1.45	1,092,068	$1.20

As of December 31, 2004, stock options representing 1,300 average shares were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 17 OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2004	2003
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$2,920	$2,715
Loan commitments and letters of credit (commercial and personal)	2,425	1,369
Credit card unused credit limits	1,909	2,302

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

NOTE 17 OFF-BALANCE SHEET COMMITMENTS (Continued):

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

NOTE 18 TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Loan transactions to such related parties are shown in the following schedule:

	2004	2003
	(In Thousands)
Total loans, beginning of year	$821	$685
New loans	—	207
Payments	(111)	(71)

Total Loans, End of Year	$710	$821

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

Securities – Fair values, excluding restricted stock, are based on quoted market prices or dealer quotes. The carrying value of the restricted stock approximates fair value based on each issuer’s redemption provision.

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

NOTE 19 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

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

At December 31, 2004 and 2003, the fair value of loan commitments and stand-by letters of credit were immaterial.

Estimated fair value and the carrying value of financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash	$9,896	$9,896	$7,579	$7579
Interest bearing deposits	10,480	10,480	5,212	5,212
Federal funds sold	950	950	2,500	2,500
Securities available for sale	12,331	12,331	18,348	18,348
Securities held to maturity	16	16	33	31
Loans, net	97,793	92,283	86,039	80,781
Accrued interest receivable	491	491	497	497

Financial Liabilities
Demand Deposits:
Non-interest bearing	26,194	26,194	21,181	21,181
Interest bearing	14,890	14,890	14,155	14,155
Savings deposits	13,954	13,954	12,888	12,888
Time deposits	45,979	45,759	52,442	51,367
Long-term debt	18,314	18,300	7,425	7,425
Accrued interest payable	253	253	317	317

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

NOTE 21 EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 3 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2004 and 2003, total expense attributable to this plan amounted to $36,949 and $31,351, respectively.

The Company’s Employee Stock Ownership Plan (ESOP), which held 65,018 or 6.06% of outstanding shares of common stock, was terminated and dissolved effective December 30, 2004. The termination of this plan gave participants certain rights and elections for benefits to be paid either in cash or stock. The termination of the ESOP plan resulted in the retirement of 39,605 shares of stock at a value of $15.47 per share or $613,000 as of December 31, 2004. The funding for the retirement of these shares and related payouts to the plan participants was taken from capital reserves in the form of a dividend from the subsidiary to the holding company. Benefit participants who chose to retain their shares of stock under this termination will have certain put options which may require the Company to repurchase and retire these shares at a future date yet to be determined, as described in the plan agreement at the stock’s latest appraised fair market value for ESOP purposes. The estimated potential aggregate payout for future put options, if exercised with the current per share valuation remaining the same, would be approximately $393,000. Shares retired in the future based on a higher valuation would increase the payout accordingly.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(In Thousands)
ASSETS

Cash and cash equivalents	$491	$161
Investment in subsidiary	10,384	10,619
Securities available for sale	2,024	1,689
Bank premises and equipment, net	737	773

Total Assets	$13,636	$13,242

LIABILITIES

Deferred income taxes	$93	$4
Income tax payable	6	10
Due to subsidiaries	—	63

Total Liabilities	99	77

STOCKHOLDERS’ EQUITY

Common stock	517	537
Retained earnings	12,918	12,464
Accumulated other comprehensive income, net	102	164

Total Stockholders’ Equity	13,537	13,165

Total Liabilities and Stockholders’ Equity	$13,636	$13,242

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
	(In Thousands)
INCOME

Dividends from subsidiary	$1,565	$483
Interest income	1	1
Dividend income	35	47
Security gains	174	116
Rent income	83	83
Other income	4	78

Total Income	1,862	808

EXPENSES

Occupancy expenses	37	37
Equipment expense	14	14
Other operating expenses	74	100

Total Expenses	125	151

Net income before income tax expense and increase (decrease) in undistributed equity of affiliates	1,737	657

INCOME TAX EXPENSE	56	50

Net income before increase (decrease) in undistributed income of affiliates	1,681	607

Increase (decrease) in undistributed income of subsidiary	(119)	707

NET INCOME	$1,562	$1,314

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,562	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	119	(707)
(Gain) on security sales	(174)	(116)
Depreciation	36	38
Net change in:
Other receivables	—	157
Accrued expenses	(11)	(103)

Net Cash Provided by Operating Activities	1,532	583

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,105	1,805
Purchase of securities available for sale	(2,179)	(1,863)

Net Cash Used in Investing Activities	(74)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and subsequent retirement of common stock	(613)	—
Dividends paid	(515)	(546)

Net Cash Used in Financing Activities	(1,128)	(546)

Net Increase (decrease) in Cash and Cash Equivalents	330	(21)

Cash and Cash Equivalents, Beginning of Year	161	182

Cash and Cash Equivalents, End of Year	$491	$161

Item 8. Changes I and Disagreements with Accountants On Accounting and Financial Disclosure.

NOT APPLICABLE

Item 8A. Controls and Procedures.

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

We have established disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Item 8B. Other Information.

Not Applicable

Part III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All required information on the directors of the Company is detailed in the Company’s 2005 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Betty J. Purdham	56	Senior Vice President/ Chief Lending Officer, Pioneer Bank.

Judy L. Painter	55	Senior Vice President/ Administration Officer, Pioneer Bank.

Lori G. Hassett	38	Vice President / Chief Financial Officer/ Pioneer Bank

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

Equity Compensations Plan Information.

The following table sets forth information as of December 31, 2004 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	5,500 shares	$14.20	8,500 shares
Equity Compensation plans not approved by security holders
Total	5,500 shares	$14.20	8,500 shares

Item 12. Certain Relationships and Related Transactions.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pioneer Bankshares, Inc.

	By:	/s/ THOMAS R. ROSAZZA
Date: 3/29/05		Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/29/05	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ROBERT E. LONG Robert E. Long	Director	3/22/05

/s/ KYLE MILLER Kyle Miller	Director	3/24/05

/s/ PATRICIA G. BAKER Patricia G. Baker	Director	3/17/05

/s/ DAVID N. SLYE David N. Slye	Director	3/24/05

/s/ HARRY F. LOUDERBACK Harry F. Louderback	Director	3/24/05

/s/ LOUIS L. BOSLEY Louis L. Bosley	Director	3/24/05

/s/ MARK N. REED Mark N. Reed	Director	3/23/05

/s/ E. POWELL MARKOWITZ E. Powell Markowitz	Director	3/24/05

/s/ THOMAS R. ROSAZZA Thomas R. Rosazza	President, Chief Executive Officer and Director	3/29/05

/s/ LORI G. HASSETT Lori G. Hassett	Vice President, Chief Financial Officer	3/29/05