Form 10QSB
period 2005-03-31
PIONEER BANKSHARES INC/VA
filed 2005-05-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11 , 2005
Common Stock, par value - $0.50	1,034,045 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Interest and Dividend Income:
Loans including fees	$1,833	$1,758
Interest on securities – taxable	110	91
Interest on securities - nontaxable	2	14
Interest on deposits and federal funds sold	51	56
Dividends	15	14

Total Interest and Dividend Income	2,011	1,933

Interest Expense:
Deposits	340	355
Long term debt	159	111

Total Interest Expense	499	466

Net Interest Income	1,512	1,467
Provision for (recovery of) loan losses	90	(9)

Net interest income after provision for (recovery of) loan losses	1,422	1,476

Noninterest Income:
Service charges and fees	166	198
Other income	60	35
Gain on security transactions	44	249

Total Noninterest Income	270	482

Noninterest Expense:
Salaries and benefits	569	557
Occupancy expenses	78	75
Equipment expenses	199	200
Other expenses	387	326

Total Noninterest Expenses	1,233	1,158

Income before Income Taxes	459	800
Income Tax Expense	155	270

Net Income	$304	$530

Per Share Data, basic and diluted
Net income	$0.29	$0.49

Dividends	$0.12	$0.12

Weighted Average Shares Outstanding, Basic	1,034,045	1,073,650

Weighted Average Shares Outstanding, Diluted	1,035,201	1,074,637

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2005	December 31 2004
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$6,265	$9,896
Federal funds sold	100	950
Interest bearing deposits in banks	5,216	10,480
Securities available for sale, at fair value	18,422	12,331
Securities held to maturity	14	16
Restricted securities	1,101	1,181
Loans receivable, net of allowance for loan losses of $1,381 and $1,346 respectively	93,807	92,283
Premises and equipment, net	4,269	4,150
Accrued interest receivable	515	491
Other assets	1,406	1,487

Total Assets	$131,115	$133,265

LIABILITIES

Deposits
Noninterest bearing demand	$24,380	26,194
Interest bearing
Demand	15,067	14,890
Savings	13,931	13,954
Time deposits over $100,000	9,045	8,236
Other time deposits	37,303	37,523

Total Deposits	99,726	100,797

Accrued expenses and other liabilities	731	631
Long term debt	17,000	18,300

Total Liabilities	117,457	119,728

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,034,045	517	517
Retained earnings	13,098	12,918
Accumulated other comprehensive income, net	43	102

Total Stockholders’ Equity	13,658	13,537

Total Liabilities and Stockholders’ Equity	$131,115	$133,265

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2003	$537	$12,464	$164	$13,165

Comprehensive Income
Net Income		530		530
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains (losses) arising during the period (net of tax effect $34)			76
Reclassification adjustment for gains included in net income (net of tax effect of $85)			(164)	(88)

Total Comprehensive Income				442

Cash Dividends		(129)		(129)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2004	537	12,865	76	13,478

BALANCE DECEMBER 31, 2004	517	12,918	102	13,537

Comprehensive Income		304		304
Net Income
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $19)			(30)
Reclassification adjustment for gains included in net income (net of tax effect of 15)			(29)	(59)

Total Comprehensive Income				13,782

Cash Dividends		(124)		(124)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2005	$517	$13,098	$43	$13,658

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$304	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	(9)
Depreciation and amortization	125	135
Gain on sale of securities	(44)	(249)
Net amortization on securities	28	23
Net change in:
Accrued interest receivable	(24)	28
Other assets	115	62
Accrued expense and other liabilities	100	(77)

Net Cash Provided by Operating Activities	694	443

Cash Flows from Investing Activities:
Net change in federal funds sold	850	1,250
Net change in interest bearing deposits	5,264	(2,900)
Net change in restricted securities	80	(90)
Proceeds from maturities and sales of securities available for sale	425	7,251
Proceeds from maturities and calls of securities held to maturity	2	8
Purchase of securities available for sale	(6,593)	(6,211)
Net (increase) decrease in loans	(1,614)	(2,539)
Purchase of bank premises and equipment	(244)	(64)

Net Cash Used in Investing Activities	(1,830)	(3,295)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(1,660)	2,185
Time deposits	589	(2,264)
Proceeds from borrowings	—	4,000
Proceeds from curtailments of borrowings	(1,300)	(163)
Dividends paid	(124)	(129)

Net Cash (Used in) Provided by Financing Activities	(2,495)	3,629

Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents	(3,631)	777
Cash and Cash Equivalents, beginning of year	9,896	7,579

Cash and Cash Equivalents, End of Period	$6,265	$8,356

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$485	$496
Income taxes	$—	$2

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three- month periods and year to date periods ended March 31, 2005 and March 31, 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the 2004 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

	March 31,
	2005	2004
	(In Thousands)
Net Income, as reported	$304	$530
Total stock-based compensation expenses determined under fair value based method for all rewards	—	—

Pro forma net income	$304	$530

Basic earnings per share
As reported	$0.29	$0.49

Pro forma	$0.29	$0.49

Diluted earnings per share
As reported	$0.29	$0.49

Pro forma	$0.29	$0.49

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2004: Dividend rate of 3.43%, price volatility of 19.94%, risk-free interest rate of 4.81%, and expected life of 10 years. No additional stock options have been granted for 2005, as of the date of this report.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their

approximate	market values at March 31, 2005 and December 31, 2004 follows:

	(In Thousands)
	March 31, 2005		December 31, 2004
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$14	$14	$16	$16

Total	$14	$14	$16	$16

Securities available for sale:
U.S. Treasury and agency obligations	$16,075	$15,967	$10,154	$10,078
Municipal securities	214	225	214	229
Equity securities	2,058	2,230	1,794	2,024

Total	$18,347	$18,422	$12,162	$12,331

As of December 31, 2004, there were approximately 10 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	7,778	—	7,778
	Unrealized Losses	(76)	—	(76)

More than 12 Mths	Fair Value	—	254	254
	Unrealized Losses	—	(3)	(3)

Total	Fair Value	7,778	254	8,032
	Unrealized Losses	(76)	(3)	(79)

As of March 31, 2005, there were 7 investment securities that have been at a loss position for more than 12 consecutive months and 8 additional securities that have been in a loss position for less than one year. It is management’s intent and demonstrated ability to hold securities to the scheduled maturity or call date, and therefore any current market value losses are considered temporary. The schedule of losses on the securities as of March 31, 2005, is as follows:

LOSSES (In Thousands)		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	10,979	486	11,465
	Unrealized Losses	(44)	(5)	(49)

More than 12 Mths	Fair Value	4,272	238	4,510
	Unrealized Losses	(55)	(5)	(60)

Total	Fair Value	15,251	724	15,975
	Unrealized Losses	(99)	(10)	(109)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	March 31, 2005	December 31, 2004
Mortgage loans on real estate
Construction loans	$7,122	$7,193
Agricultural	3,940	4,607
Equity lines of credit	1,774	1,738
Residential 1-4 family	42,925	41,125
Second Mortgages	3,197	3,305
Multifamily	1,835	1,853
Commercial	17,388	17,046

Total real estate loans	78,181	76,867
Commercial and industrial loans	3,910	3,548
Consumer installment loans
Personal	13,581	13,641
Credit cards	645	729

Total consumer installment loans	14,226	14,370
All other loans	169	166

Gross Loans	96,486	94,951
Less unearned income on loans	(1,298)	(1,322)

Loans, less unearned discount	95,188	93,629
Less allowance for loan losses	(1,381)	(1,346)

Net Loans Receivable	$93,807	$92,283

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

	2005	2004
	(In Thousands)
Balance, beginning of period	$1,346	$1,433
Provision charged to operating expenses	90	(9)
Recoveries of loans charged off	82	121
Loans charged off	(137)	(189)

Balance, End of Period	$1,381	$1,356

NOTE 5 EARNINGS PER SHARE

The following shows the weighted average number of shares as of March 31, 2005 and 2004, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2005		March 31, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,034,045	$0.29	1,073,650	$0.49

Effect of dilutive securities:
Stock Options	1,156		987

Diluted earnings per share	1,035,201	$0.29	1,074,637	$0.49

As of March 31, 2005, stock options representing 1,500 shares were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 6 OTHER EXPENSES:

Other expenses in the consolidated statement of income include the following components:

	March 31,
	2005	2004
	(In Thousands)
Director Fees	$55	$51
Professional Fees	68	17
Postage	27	27
Supplies and Printing	30	35
Telephone Expense	31	31
Other	176	165

Total	$387	$326

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

Overview

In the first three months of 2005, net income including securities transactions was $304,000 ($0.29 per share) compared with $530,000 ($0.49) for the first three months of 2004. This represents a decrease of $226,000 or approximately 43%. The decrease in net income can be accounted for mainly in the category of gains on securities transactions. Total gains on securities as of March 31, 2005 were $44,000 compared to gains in the same period last year of $249,000. This decrease of $205,000 had a net tax effect on income of approximately $135,000, which accounts for approximately 60% of the overall decrease in net income when compared to the prior year.

Total assets for the Company as of March 31, 2005 were $131 million compared to $133 million at year-end 2004. This is a decrease of approximately $2 million or 1.61%. Total net loans have increased from $92.3 million as of December 31, 2004 to $93.8 million as of March 31, 2005. This represents an increase of $1.5 million or 1.65%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of March 31, 2005 were $117.5 million compared to $119.7 million at year-end 2004. This represents a decrease of $2.3 million or 1.90%. The primary decreases in liability accounts have been in the non-interest bearing deposit accounts and outstanding long-term borrowings. Non-interest bearing deposit accounts have decreased by $1.8 million during the first three months of 2005, and borrowings have been curtailed by $1.3 million during this period.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of March 31, 2005, total capital was $13.7 million.

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

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 at March 31,2005 and December 31, 2004. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased $78,000 or 4.04% in the first three months of 2005 compared to the first three months of 2004. Total interest expense increased $33,000 or 7.08% in the first three months of 2005 compared to the same period of 2004. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $45,000 or 3.07% for the period ending March 31, 2005 compared to the period ending March 31, 2004. The net interest margin decreased from 5.30% for the first three months of 2004 to 5.01% for the first three months of 2005. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors to the decrease in net interest margin. The average yield on earning assets decreased from 6.97% as of March 31, 2004 to 6.66% as of March 31, 2005.

The average interest rate being paid on time deposits increased from 2.58% as of March 31, 2004 to 2.65% as of March 31, 2005. This is directly related to the recent increases in market interest rates during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2005. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first three months of 2005 non-interest income decreased by $212,000 when compared to the same period last year. Gains on securities transactions in the prior year were $249,000 as compared to only $44,000 as of March 31, 2005. This accounts for $205,000 or approximately 97% of the overall decrease in non-interest income. Security gains are generally infrequent in nature and are considered non-recurring income. Service charge income decreased by $32,000, while other income increased by $25,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts, which has affected the fee income generated from bounce protection on checking accounts. The increase in other income consists primarily of a one-time gain from the sale of other real estate property, which was obtained through foreclosure proceedings.

Noninterest Expense

For the first three months of 2005, non-interest expense increased $75,000 (6.48%) in comparison to the first three months of 2004. Salaries and benefits increased by $12,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $3,000 and equipment expense remained relatively unchanged, with a decrease of $1,000. Additionally, other expenses increased by $61,000. The main factor included in other expenses is an increase in professional fee expense of $51,000. The increase in professional fees is primarily related to new regulatory requirements under the Sarbanes Oxley Act of 2002, section 404 (SOX 404), which mandates extensive reviews of internal controls and also requires additional testing of controls on an on-going basis.

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

As of March 31, 2005, the amortized cost of securities available for sale exceeded the market value by $75,000 ($43,000 after the consideration of income taxes). Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $6 million during the first three months of 2005. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.11% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first three months of 2005, net loans increased by $1.5 million or 1.65%, as a result of a management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $519,000 at March 31, 2005 compared to $231,000 at March 31, 2004. This represents an increase of $288,000 and is mainly due to the refinance of certain previously past due loans, which have been placed in nonaccrual status as a precautionary measure for monitoring purposes. As of March 31, 2005, the cumulative amount of these certain refinanced accounts is approximately $270,000, which accounts for nearly 94% of the increase in non-performing assets over the same period last year. There is no expected loss on this portion of the non-accrual accounts at this time. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2005 that are not included in the past due or non-accrual loans referred to above.

Allowance for Loan Losses

Management’s analysis process for evaluating the adequacy of the allowance for loan loss is a continual process, which is monitored at least quarterly, or more frequently, as needed. The evaluation process consists of regular periodic reviews of the loans outstanding by loan type. Specific reviews and allocations are made for loans that have been identified as potential loss, in which the borrower’s financial condition has substantially weakened or habitual past due payment activity has occurred. Specific reviews and allocations are also made for various sectors of the loan portfolio that have been identified as higher risk categories. Historical loss ratios are applied to the remaining loan portfolio by loan type, based on the most recent loss trends. Management takes into consideration expected recoveries from prior charge offs as part of its allowance and funding calculation.

Management also evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Additional allocation factors relating to identified loan concentrations, unfunded commitments, and loan growth trends are also included in the calculation of the adequacy of the loan loss reserve. The periodic review of the allowance for loan loss and funding provision considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to collateral values and maintains the allowance for loan losses at a level which is adequate to absorb credit losses considered to be inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

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

The allowance for loan losses of $1,381,000 at March 31, 2005 increased by $35,000 from its level at December 31, 2004. This increase is directly related to current year charge offs and management’s efforts to ensure that loans identified as a potential loss are written off in a timely manner. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses.

Management’s practices for funding the allowance for loan loss account effectively match expenses to loan losses as they are occurring and ensures that losses are properly recorded in the period in which they occur.

The cumulative balance in the allowance for loan loss account was equal to 1.45% and 1.44% of total loans at March 31, 2005 and December 31, 2004, respectively. Management’s evaluation of the allowance for loan losses for the periods ending March 31, 2005 and December 31 ,2004 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises and Equipment

The Bank is presently in the process of renovations to the Jenkins building, which is located next to the main branch office in Stanley, Virginia. The renovations consist of extensive remodeling to the upper floor of this facility. Upon completion, the facility will house the Company’s data processing and technology operations department, as well as the bookkeeping department. The total cost of this project is estimated to be approximately $1,000,000. As of March 31, 2005, the expenditures relating to this project totaled $540,000.

The Company opened a new office facility in the Charlottesville, Virginia area on March 21, 2005. This new branch facility will primarily serve as a loan production office for commercial and business accounts. The annual lease amount for this new facility is approximately $20,000. Management’s decision to expand into the Charlottesville and Albermarle County area of Virginia is based on potential loan growth opportunities.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first three months of 2005, total deposits decreased by $1.1 million or 1.06%. This decrease was mainly in the area of non-interest bearing demand deposit accounts, and is believed to be the result of consumer demand for higher income opportunities in interest bearing accounts. The Bank has seen evidence of this trend, as the time deposit portfolio has increased by $589,000 during the first three months of 2005.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2005, total borrowings were $17.0 million compared to $18.3 million at December 31, 2004. This represents a decrease of $1.3 million or 7.10%. The decrease in borrowings is the result of normal principal curtailment in accordance with the original loan agreement. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of March 31, 2005 and December 31, 2004, the Company’s total capital-to-total asset ratios were 10.42% and 10.16%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the Federal Home Loan Bank of Atlanta and certain correspondent banks.

There are no off-balance sheet items that should impair future liquidity.

Liquidity as of March 31, 2005 remains adequate and within policy guidelines.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2005.

As of March 31, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (29.46%) for the one year re-pricing period, compared with (26.86%) at December 31, 2004. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [3]
Commercial	$3,392	$65	7.67%	$2,846	$54	7.59%
Real estate	77,551	1,309	6.75%	66,334	1,196	7.21%
Installment	13,008	425	13.07%	12,956	468	14.45%
Credit card	676	34	20.12%	764	40	20.94%

Total Loans	94,627	1,833	7.75%	82,900	1,758	8.48%

Federal funds sold	2,295	13	2.27%	2,808	6	0.85%
Interest Bearing
Deposits	5,208	38	2.92%	7,735	50	2.59%
Securities
Taxable [2]	16,782	118	2.81%	14,658	96	2.62%
Nontaxable [1]	2,229	14	2.51%	3,490	34	3.90%

Total earning assets	121,141	2,016	6.66%	111,591	1,944	6.97%

Interest Expense
Demand deposits	14,627	15	0.41%	13,931	13	0.37%
Savings	13,980	19	0.54%	13,093	16	0.49%
Time deposits	46,216	306	2.65%	50,514	326	2.58%
Borrowings	17,772	159	3.58%	10,145	111	4.38%

Total Interest Bearing
Liabilities	$92,595	$499	2.16%	$87,683	$466	2.13%

Net Interest Income [1]		$1,517			$1,478

Net Interest Margin			5.01%			5.30%

[1]	An incremental tax rate of 34% was used to calculate the tax equivalent income
[2]	An incremental tax rate of 34% and 70% dividend exclusion was used to calculate the tax equivalent income
[3]	Average balances include non-accruing loans

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2005

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$6,252	$5,070	$37,633	$46,233	$—	$95,188
Interest bearing bank deposits	1,521	900	2,795	—	—	5,216
Investment securities	—	7,263	8,717	226	2,230	18,436
Restricted stock	—	—	—	—	1,101	1,101
Federal funds sold	100	—	—	—	—	100

Total	7,873	13,233	49,145	46,459	3,331	120,041

Sources of Funds:

Interest bearing demand deposits	15,067	—	—	—	—	15,067
Regular savings	13,931	—	—	—	—	13,931
Certificates of deposit $100,000 and over	1,126	4,076	3,843	—	—	9,045
Other certificates of deposit	5,229	13,246	18,828	—	—	37,303
Borrowings	600	3,200	13,200	—	—	17,000

Total	35,953	20,522	35,871	—	—	92,346

Discrete Gap	(28,080)	(7,289)	13,274	46,459	3,331	27,695

Cumulative Gap	(28,080)	(35,369)	(22,095)	24,364	27,695

Ratio of Cumulative
Gap To Total
Earning Assets at March 31, 2005	-23.39%	-29.46%	-18.41%	20.30%	23.07%

Ratio of Cumulative
Gap To Total
Earning Assets at December 31, 2004	-17.64%	-26.86%	-17.84%	18.96%	21.66%

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in Pioneer Bankshares’ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings -

There are no material legal proceedings to which the Company or any of its subsidiaries, is a party or by which it, or any of them are threatened. Any legal proceedings pending or threatened against Pioneer Bankshares, Inc or its subsidiary, Pioneer Bank are either not material in respect to the amount in controversy or fully covered by insurance.

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds-

The Company has a stock repurchase program, which was authorized in September 2002. There are 5,000 authorized shares remaining available for repurchase under this plan. There have been no repurchase transactions during 2005.

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
Thomas R. Rosazza
President and Chief Executive Officer

By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Date: May 11, 2005