Form 10QSB
period 2005-06-30
PIONEER BANKSHARES INC/VA
filed 2005-08-12
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, par value - $0.50	1,034,045 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Interest and Dividend Income:
Loans including fees	$1,902	$1,771
Interest on securities - taxable	109	64
Interest on securities - nontaxable	3	3
Interest on deposits and federal funds sold	56	47
Dividends	38	14

Total Interest and Dividend Income	2,108	1,899

Interest Expense:
Deposits	368	336
Long term debt	172	110

Total Interest Expense	540	446

Net Interest Income	1,568	1,453
Provision for loan losses	76	55

Net interest income after provision for loan losses	1,492	1,398

Noninterest Income:
Service charges and fees	206	218
Other income	12	—
Gain (loss) on securities transactions	36	(18)

Total Noninterest Income	254	200

Noninterest Expense:
Salaries and benefits	598	551
Occupancy expenses	81	79
Equipment expenses	176	201
Other expenses	384	353

Total Noninterest Expenses	1,239	1,184

Income before Income Taxes	507	414
Income Tax Expense	171	136

Net Income	$336	$278

Per Share Data
Net income, basic and diluted	$0.32	$0.26

Dividends	$0.12	$0.12

Weighted Average Shares Outstanding, Basic	1,034,045	1,073,650

Weighted Average Shares Outstanding, Diluted	1,035,148	1,074,681

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Interest and Dividend Income:
Loans including fees	$3,735	$3,529
Interest on securities - taxable	219	155
Interest on securities - nontaxable	5	17
Interest on deposits and federal funds sold	107	103
Dividends	53	28

Total Interest and Dividend Income	4,119	3,832

Interest Expense:
Deposits	708	691
Long term debt	331	221

Total Interest Expense	1,039	912

Net Interest Income	3,080	2,920
Provision for loan losses	166	46

Net interest income after provision for loan losses	2,914	2,874

Noninterest Income:
Service charges and fees	372	417
Other income	72	33
Gain on securities transactions	80	231

Total Noninterest Income	524	681

Noninterest Expense:
Salaries and benefits	1,167	1,108
Occupancy expenses	159	154
Equipment expenses	375	401
Other expenses	771	678

Total Noninterest Expenses	2,472	2,341

Income before Income Taxes	966	1,214
Income Tax Expense	326	406

Net Income	$640	$808

Per Share Data
Net income, basic and diluted	$0.62	$0.75

Dividends	$0.24	$0.24

Weighted Average Shares Outstanding, Basic	1,034,045	1,073,650

Weighted Average Shares Outstanding, Diluted	1,035,148	1,074,681

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$5,662	$9,896
Federal funds sold	—	950
Interest bearing deposits in banks	4,901	10,480
Securities available for sale, at fair value	19,684	12,331
Securities held to maturity	12	16
Restricted securities	1,236	1,181
Loans receivable, net of allowance for loan losses of $1,307 and $1,346 respectively	99,213	92,283
Premises and equipment, net	4,429	4,150
Accrued interest receivable	602	491
Other assets	1,340	1,487

Total Assets	$137,079	$133,265

LIABILITIES
Deposits
Noninterest bearing demand	$26,793	26,194
Interest bearing
Demand	14,667	14,890
Savings	14,052	13,954
Time deposits over $100,000	9,643	8,236
Other time deposits	38,068	37,523

Total Deposits	103,223	100,797

Accrued expenses and other liabilities	633	631
Long term debt	19,400	18,300

Total Liabilities	123,256	119,728

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,034,045	517	517
Retained earnings	13,310	12,918
Accumulated other comprehensive income (loss), net	(4)	102

Total Stockholders’ Equity	13,823	13,537

Total Liabilities and Stockholders’ Equity	$137,079	$133,265

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2003	$537	$12,464	$164	$13,165

Comprehensive Income
Net Income		808		808
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect $6)			(12)
Reclassification adjustment for gains included in net income (net of tax effect of $79)			(152)	(164)

Total Comprehensive Income				644

Cash Dividends		(258)		(258)
Retirement of common stock	—	—	—	—

BALANCE JUNE 30, 2004	537	13,014	—	13,551

BALANCE DECEMBER 31, 2004	517	12,918	102	13,537

Comprehensive Income
Net Income		640		640
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $32)			(56)
Reclassification adjustment for gains included in net income (net of tax effect of $30)			(50)	(106)

Total Comprehensive Income				14,071

Cash Dividends		(248)		(248)
Retirement of common stock	—	—	—	—

BALANCE JUNE 30, 2005	$517	$13,310	$(4)	$13,823

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2004
Cash Flows from Operating Activities:
Net income	$640	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166	46
Depreciation and amortization	248	279
Gain on sale of securities	(80)	(231)
Net Amortization on securities	56	46
Net change in:
Accrued interest receivable	(111)	44
Other assets	209	(8)
Accrued expense and other liabilities	2	(204)

Net Cash Provided by Operating Activities	1,130	780

Cash Flows from Investing Activities:
Net change in federal funds sold	950	2,100
Net change in interest bearing deposits	5,579	(2,847)
Purchase of restricted securities	(55)	(82)
Proceeds from maturities and sales of securities available for sale	1,672	12,353
Proceeds from maturities and calls of securities held to maturity	4	7
Purchase of securities available for sale	(9,169)	(10,076)
Net increase in loans	(7,096)	(6,163)
Purchase of bank premises and equipment	(527)	(165)

Net Cash Used in Investing Activities	(8,642)	(4,873)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	474	3,188
Time deposits	1,952	(4,585)
Proceeds from borrowings	3,000	4,000
Curtailments of borrowings	(1,900)	(325)
Dividends paid	(248)	(258)

Net Cash (Used in) Provided by Financing Activities	3,278	2,020

Cash and Cash Equivalents
Net decrease in cash and cash equivalents	(4,234)	(2,073)
Cash and Cash Equivalents, beginning of year	9,896	7,579

Cash and Cash Equivalents, End of Period	$5,662	$5,506

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,000	$956
Income taxes	$174	$251

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	(168)	(127)

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three- month periods and year to date periods ended June 30, 2005 and June 30, 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the 2004 annual report to stockholders of Pioneer Bankshares, Inc. and its form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

(dollars in thousands except per share amounts):

	June 30,
	2005	2004
Net Income, as reported	$640	$808
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)	(1)

Pro forma net income	$639	$807

Basic earnings per share
As reported	$0.62	$0.75

Pro forma	$0.62	$0.75

Diluted earnings per share
As reported	$0.62	$0.75

Pro forma	$0.62	$0.75

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2005 and 2004: Dividend rate of 3.22% and 3.43%, price volatility of 14.97% and 19.94%, risk-free interest rate of 4.11% and 4.81%, and expected lives of 10 years.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2005 and December 31, 2004 follows:

	(In Thousands)
	June 30, 2005		December 31, 2004
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$12	$12	$16	$16

Total	$12	$12	$16	$16

Securities available for sale:
U.S. Treasury and agency obligations	$17,478	$17,366	$10,154	$10,078
Municipal securities	214	224	214	229
Equity securities	1,991	2,094	1,794	2,024

Total	$19,683	$19,684	$12,162	$12,331

As of June 30, 2005, there were 8 investment securities that have been at a loss position for more than 12 consecutive months and 7 additional securities that have been in a loss position for less than one year. It is management’s intent and ability to hold securities to the scheduled maturity or call date, and therefore any current market value losses are considered temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate change. The temporary losses are not considered to be related to credit quality. The schedule of losses on the securities as of June 30, 2005, is as follows:

	(In Thousands)		Total
	US Government Agency Securities	Mortgage-Backed Securities
Less than 12 Mths
Fair Value	$9,979	$442	$10,421
Unrealized Losses	(36)	(4)	(40)

More than 12 Mths
Fair Value	$5,241	$211	$5,452
Unrealized Losses	(67)	(5)	(72)

Total
Fair Value	$15,220	$653	$15,873
Unrealized Losses	(103)	(9)	(112)

As of December 31, 2004, there were 10 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

	(In Thousands)		Total
	US Government Agency Securities	Mortgage- Backed Securities
Less than 12 Mths
Fair Value	$7,778	—	$7,778
Unrealized Losses	(76)	—	(76)
More than 12 Mths
Fair Value	—	$254	$254
Unrealized Losses	—	(3)	(3)
Total
Fair Value	$7,778	$254	$8,032
Unrealized Losses	(76)	(3)	(79)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2005	December 31, 2004
Mortgage loans on real estate
Construction loans	$7,700	$7,193
Agricultural	4,085	4,607
Equity lines of credit	1,676	1,738
Residential 1-4 family	43,837	41,125
Second Mortgages	3,262	3,305
Multifamily	3,326	1,853
Commercial	18,215	17,046

Total real estate loans	82,101	76,867

Commercial and industrial loans	4,510	3,548
Consumer installment loans
Personal	14,460	13,641
Credit cards	653	729

Total consumer installment loans	15,113	14,370
All other loans	123	166

Gross Loans	101,847	94,951

Less unearned income on loans	(1,327)	(1,322)

Loans, less unearned discount	100,520	93,629
Less allowance for loan losses	(1,307)	(1,346)

Net Loans Receivable	$99,213	$92,283

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2005

and	2004 follows:

	(In Thousands)
	2005	2004
Balance, beginning of period	$1,346	$1,433
Provision charged to operating expenses	166	46
Recoveries of loans charged off	144	205
Loans charged off	(349)	(285)

Balance, End of Period	$1,307	$1,399

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares as of June 30, 2005 and 2004, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	June 30, 2005		June 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,034,045	$0.62	1,073,650	$0.75

Effect of dilutive securities:
Stock Options	1,103		1,031

Diluted earnings per share	1,035,148	$0.62	1,074,681	$0.75

As of June 30, 2005,

Stock options representing 700 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of June 30, 2005. There were 1,500 anti-dilutive shares, as of June 30, 2004, which were not included in the EPS calculation.

NOTE 6 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2005	2004
	(In Thousands)
Director Fees	$95	$88
Professional Fees	131	30
Postage	40	40
Supplies and Printing	68	77
Telephone Expense	61	60
Other	376	383

Total	$771	$678

Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion covers the consolidated balance sheet and statement of income of Pioneer Bankshares, Inc. (“Company”) and its subsidiary Pioneer Bank (“Bank”).

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

Overview

In the first six months of 2005, net income including securities transactions was $640,000 ($0.62 per share) compared with $808,000 ($0.75 per share) for the first six months of 2004. This represents a decrease of $168,000 or approximately 21%. The decrease in net income can be accounted for primarily in the category of gains on securities transactions. Total gains on securities as of June 30, 2005 were $80,000 compared to gains in the same period last year of $231,000. This decrease of $151,000 had a net tax effect on income of approximately $100,000, which accounts for approximately 60% of the overall decrease in net income when compared to the prior year.

Total assets for the Company as of June 30, 2005 were $137.1 million compared to $133.3 million at year-end 2004. This is an increase of approximately $3.8 million or 2.86%. Total net loans have increased from $92.3 million as of December 31, 2004 to $99.2 million as of June 30, 2005. This represents an increase of $6.9 million or 7.48%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of June 30, 2005 were $123.2 million compared to $119.7 million at year-end 2004. This represents an increase of approximately $3.5 million or 2.92%. The primary increases in liability accounts have been in time deposits and outstanding long-term borrowings. Time Deposits increased by $2.0 million during the first six months of 2005, and outstanding borrowings increased by $1.1 million.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of June 30, 2005, total capital was $13.8 million.

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

Management evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Specific factors considered by management in determining the adequacy of the level of the allowance include loan review reports, past due reports, historical loan loss experience and individual borrower’s financial condition. This review also considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to their collateral value and maintains the allowance for loan losses at a level which is adequate to absorb credit losses inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle, which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are evident. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 at June 30, 2005 and December 31, 2004. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $287,000 or 7.5% in the first six months of 2005 compared to the first six months of 2004. Total interest expense increased $127,000 or 13.9% in the first six months of 2005 compared to the same period of 2004. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $160,000 or 5.5% for the period ending June 30, 2005 compared to the period ending June 30, 2004. The net interest margin decreased from 5.24% for the first six months of 2004 to 5.02% for the first six months of 2005. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors to the decrease in net interest margin. The average yield on earning assets decreased from 6.87% as of June 30, 2004 to 6.70% as of June 30, 2005.

The average interest rate being paid on time deposits increased from 2.56% as of June 30, 2004 to 2.75% as of June 30, 2005. This is directly related to the recent increases in market interest rates and the increased deposit volume during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2005. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first six months of 2005 non-interest income decreased by $157,000 when compared to the same period last year. Gains on securities transactions in the prior year were $231,000 as compared to only $80,000 for the period ending June 30, 2005. This accounts for $151,000 or approximately 96% of the overall decrease in non-interest income. Security gains are generally infrequent in nature and are considered non-recurring income. Service charge income decreased by $45,000, while other income increased by $39,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts and increased regulatory requirements relating to bounce protection products for consumer checking accounts. The increase in other income consists primarily of a one-time gain of approximately $18,000 from the sale of other real estate property, which was obtained through foreclosure proceedings. The other income for the first six month’s of 2004 included a one-time loss of approximately $25,000, which was associated with the sale of other assets.

Noninterest Expense

For the first six months of 2005, non-interest expense increased $131,000 (5.60%) in comparison to the first six months of 2004. Salaries and benefits increased by $59,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $5,000 and equipment expense decreased by approximately $26,000. Additionally, other expenses increased by $93,000. The primary factor included in other expenses is an increase in professional fee expense of nearly $101,000. The increase in professional fees is related to new regulatory requirements under the Sarbanes Oxley Act of 2002, section 404 (SOX 404), which mandates extensive documentation of internal controls and also requires testing of controls on an on-going basis. The bank has contracted an outside consultant to assist with compliance requirements of SOX 404 and has accrued expenses accordingly to cover the costs related to this project.

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

As of June 30, 2005, the amortized cost of securities available for sale was approximately the same as the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $7.4 million during the first six months of 2005. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 10.12% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first six months of 2005, net loans increased by $6.9 million or 7.51%, as a result of a management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $474,000 at June 30, 2005 compared to $335,000 at June 30, 2004. This represents an increase of $139,000 and is mainly due to the refinance of certain previously past due loans, which have been placed in nonaccrual status as a precautionary measure for monitoring purposes. The cumulative amount of these certain refinanced accounts, as of June 30, 2005, is approximately $260,000, which accounts for nearly 55% of the total non-accrual loans as of this reporting period. There is no expected loss on this portion of the non-accrual accounts at this time. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a nonaccrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2005 was $581,000 compared to $478,000 at June 30, 2004. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $165,000 as of June 30, 2005. Specific valuation allowances have been made to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2005 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan losses of $1,307,000 at June 30, 2005 decreased by $39,000 from its level at December 31, 2004. The decrease in the allowance account is deemed to be within an acceptable range based on management’s evaluation of the potential losses in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending June 30, 2005 included specific allocations for two borrowers, whose payment performance and collateral values have recently shown improvement. These specific allocations are expected to be reduced in future allowance calculations and were a factor in management’s conclusions concerning the adequacy of the loan loss reserves at June 30, 2005. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The cumulative balance in the allowance for loan loss account was equal to 1.30% and 1.44% of total loans at June 30, 2005 and December 31, 2004, respectively. The decrease in the overall allowance percentage has been primarily impacted by the bank’s recent loan growth trend in commercial and residential real estate loans. These loans are classified at a relatively low risk factor based historical loss data and is therefore reflected in the allowance for loan loss calculation for the current period. The bank’s continued recoveries on prior period charge offs is another factor, which has effected the decrease in the bank’s allowance ratio. Additionally, management has implemented changes to its internal loan policy and has tightened credit criteria, which has improved credit quality. Management’s evaluation of the allowance for loan losses for the periods ending June 30, 2005 and December 31, 2004 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises and Equipment

The Bank is presently in the process of renovations to the Jenkins building, which is located next to the main branch office in Stanley, Virginia. The renovations consist of extensive remodeling to the upper floor of this facility. Upon completion, the facility will house the Company’s data processing and technology operations department, as well as the bookkeeping department. The total cost of this project is estimated to be approximately $1,000,000. As of June 30, 2005, the expenditures relating to this project totaled $734,000.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first six months of 2005, total deposits increased by $2.4 million or 2.41%. This increase was mainly in the area of time deposits. This increase is believed to be the result of consumer demand for higher income opportunities on interest bearing accounts in the current rising interest rate environment.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2005, total borrowings were $19.4 million compared to $18.3 million at December 31, 2004. This represents an increase of $1.1 million or 6.01%. The increase in borrowings for this period is the result of short-term funding, which were needed to support loan growth during this period. The Bank has scheduled investment maturities that will be available for loan funding needs and short-term debt pay-downs during the third quarter of 2005. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Long-term borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of June 30, 2005 and December 31, 2004, the Company’s total capital-to-total asset ratios were 10.08% and 10.16%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, deposits obtained through the adjustment of interest rates, purchases of federal funds and borrowings. To further meet its liquidity needs, the Company also maintains lines of credit with the FHLB and certain correspondent banks.

There are no off-balance sheet items that should impair future liquidity.

Liquidity as of June 30, 2005 remains adequate and within policy guidelines.

Interest Rate Sensitivity

The Company has historically had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Company also uses loan repayments and maturing investments to meet its liquidity needs. The Bank’s membership in the Federal Home Loan Bank System provides additionally liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2005.

As of June 30, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (27.18%) for the one year re-pricing period, compared with (26.86%) at December 31, 2004. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

Effect of Proposed Accounting Standards

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company’s financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$3,577	$139	7.77%	$2,916	$108	7.41%
Real estate	79,208	2,677	6.76%	68,175	2,429	7.12%
Installment	13,142	849	12.92%	12,722	914	14.37%
Credit Card	657	70	21.31%	734	78	21.25%
Federal funds sold	1,696	20	2.36%	3,879	18	0.93%
Interest Bearing Deposits	5,817	87	2.99%	7,912	85	2.15%
Investments
Taxable [2]	17,024	253	2.97%	12,832	166	2.59%
Nontaxable	2,043	34	3.33%	2,824	50	3.54%

Total earning assets	123,164	4,129	6.70%	111,994	3,848	6.87%

Interest Expense
Demand deposits	14,641	29	0.40%	13,979	26	0.37%
Savings	14,215	40	0.56%	13,418	35	0.52%
Time deposits	46,395	639	2.75%	49,286	630	2.56%
Borrowings	18,531	331	3.57%	10,699	221	4.13%

Total Interest Bearing Liabilities	$93,782	$1,039	2.21%	$87,382	$912	2.09%

Net Interest Income [1]		3,090			2,936

Net Interest Margin			5.02%			5.24%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$3,760	$74	7.87%	$2,986	$54	7.23%
Real estate	80,847	1,368	6.77%	70,017	1,233	7.04%
Installment	13,274	424	12.78%	12,485	446	14.29%
Credit card	638	36	22.57%	704	38	21.59%
Federal funds sold	1,104	7	2.54%	4,950	12	0.97%
Interest Bearing Deposits	6,420	49	3.05%	8,089	35	1.73%
Securities
Taxable [2]	17,264	135	3.13%	11,006	70	2.54%
Nontaxable	1,859	20	4.30%	2,157	16	2.97%

Total earning assets	125,166	2,113	6.75%	111,591	1,904	6.77%

Interest Expense
Demand deposits	14,654	14	0.38%	13,931	13	0.37%
Savings	14,447	21	0.58%	13,093	19	0.55%
Time deposits	46,572	333	2.86%	50,514	304	2.53%
Borrowings	19,281	172	3.57%	10,145	110	3.91%

Total Interest Bearing Liabilities	$94,954	$540	2.27%	$87,683	$446	2.05%

Net Interest Income [1]		$1,573			$1,458

Net Interest Margin			5.03%			5.22%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2005

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$5,781	$6,964	$41,094	$46,681	$—	$100,520
Interest bearing bank deposits	1,506	799	2,596	—	—	4,901
Investment securities	7,999	2,237	7,141	225	2,094	19,696
Restricted stock	—	—	—	—	1,236	1,236
Federal funds sold	—	—	—	—	—	—

Total	15,286	10,000	50,831	46,906	3,330	126,353

Sources of Funds:

Interest bearing demand deposits	14,667	—	—	—	—	14,667
Regular savings	14,052	—	—	—	—	14,052
Certificates of deposit $100,000 and over	900	4,510	4,233	—	—	9,643
Other certificates of deposit	4,008	14,686	19,374	—	—	38,068
Borrowings	4,300	2,500	12,600	—	—	19,400

Total	37,927	21,696	36,207	—	—	95,830

Discrete Gap	(22,641)	(11,696)	14,624	46,906	3,330	30,523

Cumulative Gap	(22,641)	(34,337)	(19,713)	27,193	30,523

Ratio of Cumulative
Gap To Total Earning Assets at June 30, 2005	-17.92%	-27.18%	-15.60%	21.52%	24.16%

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting of Pioneer Bankshares, Inc. was held on May 19, 2005. At this meeting, Louis L. Bosley [votes for 728,060 against 1,084], E. Powell Markowitz [votes for 728,660, against 484] and Mark N. Reed [votes for 729,140, against 4] were elected to serve as directors. These directors will serve a three year term expiring in 2008. Each of these directors will be eligible for re-election at the end of their term.

After the meeting, the full Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

Item 5. Other Information

None

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

Date: August 11, 2005