Form 10QSB
period 2005-09-30
PIONEER BANKSHARES INC/VA
filed 2005-11-10
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, par value - $0.50	1,034,045 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Interest and Dividend Income:
Loans including fees	$1,975	$1,847
Interest on securities - taxable	87	89
Interest on securities - nontaxable	2	1
Interest on deposits and federal funds sold	93	45
Dividends	13	15

Total Interest and Dividend Income	2,170	1,997

Interest Expense:
Deposits	438	318
Long term debt	173	109

Total Interest Expense	611	427

Net Interest Income	1,559	1,570
Provision for loan losses	107	16

Net interest income after provision for loan losses	1,452	1,554

Noninterest Income:
Service charges and fees	204	195
Other income	18	10
Gain (loss) on securities transactions	39	(5)

Total Noninterest Income	261	200

Noninterest Expense:
Salaries and benefits	582	534
Occupancy expenses	82	69
Equipment expenses	185	198
Other expenses	398	331

Total Noninterest Expenses	1,247	1,132

Income before Income Taxes	466	622
Income Tax Expense	157	209

Net Income	$309	$413

Per Share Data
Net income, basic and diluted	$0.30	$0.38

Dividends	$0.12	$0.12

Weighted Average Shares Outstanding, Basic	1,034,045	1,073,650

Weighted Average Shares Outstanding, Diluted	1,035,253	1,074,798

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Interest and Dividend Income:
Loans including fees	$5,710	$5,376
Interest on securities - taxable	306	244
Interest on securities - nontaxable	7	18
Interest on deposits and federal funds sold	200	148
Dividends	66	43

Total Interest and Dividend Income	6,289	5,829

Interest Expense:
Deposits	1,146	1,009
Long term debt	504	330

Total Interest Expense	1,650	1,339

Net Interest Income	4,639	4,490
Provision for loan losses	273	62

Net interest income after provision for loan losses	4,366	4,428

Noninterest Income:
Service charges and fees	576	611
Other income	90	44
Gain on securities transactions	119	226

Total Noninterest Income	785	881

Noninterest Expense:
Salaries and benefits	1,749	1,642
Occupancy expenses	241	223
Equipment expenses	560	599
Other expenses	1,169	1,009

Total Noninterest Expenses	3,719	3,473

Income before Income Taxes	1,432	1,836
Income Tax Expense	483	615

Net Income	$949	$1,221

Per Share Data
Net income, basic and diluted	$0.92	$1.14

Dividends	$0.36	$0.36

Weighted Average Shares Outstanding, Basic	1,034,045	1,073,650

Weighted Average Shares Outstanding, Diluted	1,035,253	1,074,705

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,073	$9,896
Federal funds sold	300	950
Interest bearing deposits in banks	4,184	10,480
Securities available for sale, at fair value	16,669	12,331
Securities held to maturity	10	16
Restricted securities	1,016	1,181
Loans receivable, net of allowance for loan losses of $1,291 and $1,346 respectively	104,423	92,283
Premises and equipment, net	4,588	4,150
Accrued interest receivable	522	491
Other assets	1,600	1,487

Total Assets	$142,385	$133,265

LIABILITIES

Deposits
Noninterest bearing demand	$29,746	26,194
Interest bearing
Demand	14,516	14,890
Savings	14,090	13,954
Time deposits over $100,000	12,150	8,236
Other time deposits	41,963	37,523

Total Deposits	112,465	100,797
Accrued expenses and other liabilities	798	631
Long term debt	15,100	18,300

Total Liabilities	128,363	119,728

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,034,045	517	517
Retained earnings	13,495	12,918
Accumulated other comprehensive income, net	10	102

Total Stockholders’ Equity	14,022	13,537

Total Liabilities and Stockholders’ Equity	$142,385	$133,265

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE DECEMBER 31, 2003	537	12,464	164	13,165

Comprehensive Income
Net Income		1,221		1,221
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $37)			70
Reclassification adjustment for gains included in net income (net of tax effect of $77)			(149)	(79)

Total Comprehensive Income				1,142

Cash Dividends		(387)		(387)
Retirement of common stock
	—	—	—	—

BALANCE SEPTEMBER 30, 2004	$537	$13,298	$85	$13,920

BALANCE DECEMBER 31, 2004	517	12,918	102	13,537

Comprehensive Income
Net Income		949		949
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $8)			(18)
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(74)	(92)

Total Comprehensive Income				14,394

Cash Dividends		(372)		(372)
Retirement of common stock
	—	—	—	—

BALANCE SEPTEMBER 30, 2005	$517	$13,495	$10	$14,022

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$949	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	273	62
Depreciation and amortization	374	807
Gain on sale of securities	(119)	(226)
Net Amortization on securities	80
Net change in:
Accrued interest receivable	(31)	(18)
Other assets	(60)	(207)
Accrued expense and other liabilities	167	(23)

Net Cash Provided by Operating Activities	1,633	1,616

Cash Flows from Investing Activities:
Net change in federal funds sold	650	1,700
Net change in interest bearing deposits	6,296	(1,337)
Net change in restricted securities	165	(231)
Proceeds from maturities and sales of securities available for sale	10,944	16,683
Proceeds from maturities and calls of securities held to maturity	6	12
Purchase of securities available for sale	(15,388)	(11,700)
Net increase in loans	(12,413)	(11,951)
Purchase of bank premises and equipment	(812)	(734)

Net Cash Used in Investing Activities	(10,552)	(7,558)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,314	4,342
Time deposits	8,354	(6,628)
Proceeds from borrowings	5,000	8,000
Curtailments of borrowings	(8,200)	(1,188)
Dividends paid	(372)	(387)

Net Cash Provided by Financing Activities	8,096	4,139

Cash and Cash Equivalents
Net decrease in cash and cash equivalents	(823)	(1,803)
Cash and Cash Equivalents, beginning of year	9,896	7,579

Cash and Cash Equivalents, End of Period	$9,073	$5,776

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,547	$1,674
Income taxes	$303	$406

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three-month periods and year to date periods ended September 30, 2005 and September 30, 2004. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2004 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

	For the Nine Months Ended September 30,
	2005	2004
Net Income, as reported	$949	$1,221
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)	(1)

Pro forma net income	$948	$1,220

Basic earnings per share
As reported	$0.92	$1.14

Pro forma	$0.92	$1.14

Diluted earnings per share
As reported	$0.92	$1.14

Pro forma	$0.92	$1.14

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2005 and 2004: Dividend rate of 3.22% and 3.43%, price volatility of 14.97% and 19.94%, risk-free interest rate of 4.11% and 4.81%, and expected lives of 10 years.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2005 and December 31, 2004 follows:

	(In Thousands)
	September 30, 2005		December 31, 2004
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$10	$11	$16	$16

Total	$10	$11	$16	$16

Securities available for sale:
U.S. Treasury and agency obligations	$15,368	$15,252	$10,154	$10,078
Municipal securities	214	223	214	229
Equity securities	1,063	1,194	1,794	2,024

Total	$16,645	$16,669	$12,162	$12,331

As of September 30, 2005, there were 6 investment securities that have been at a loss position for 12 consecutive months or more and 6 additional securities that have been in a loss position for less than one year. Management has the intent and ability to hold securities to the scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate change. The temporary losses are not considered to be related to credit quality.

The	schedule of losses on the securities as of September 30, 2005, is as follows:

		(In Thousands)
		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	$3,967	$377	$4,344

	Unrealized Losses	(43)	(7)	(50)
More than 12 Mths	Fair Value	$4,729	$181	$4,910

	Unrealized Losses	(61)	(5)	(66)
Total	Fair Value	$8,696	$558	$9,254
	Unrealized Losses	(104)	(12)	(116)

NOTE 2 INVESTMENT SECURITIES: (con’t)

As of December 31, 2004, there were 10 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

		(In Thousands)
		US Government Agency Securities	Mortgage-Backed Securities	Total
Less than 12 Mths	Fair Value	$7,778	—	$7,778
	Unrealized Losses	(76)	—	(76)

More than 12 Mths	Fair Value	—	$254	$254
	Unrealized Losses	—	(3)	(3)

Total	Fair Value	$7,778	$254	$8,032
	Unrealized Losses	(76)	(3)	(79)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2005	December 31, 2004
Mortgage loans on real estate
Construction loans	$10,042	$7,193
Agricultural	4,094	4,607
Equity lines of credit	1,679	1,738
Residential 1-4 family	42,805	41,125
Second Mortgages	3,573	3,305
Multifamily	3,301	1,853
Commercial	20,887	17,046

Total real estate loans	86,381	76,867

Commercial and industrial loans	4,998	3,548
Consumer installment loans
Personal	14,924	13,641
Credit cards	611	729

Total consumer installment loans	15,535	14,370
All other loans	158	166

Gross Loans	107,072	94,951

Less unearned income on loans	(1,358)	(1,322)

Loans, less unearned discount	105,714	93,629

Less allowance for loan losses	(1,291)	(1,346)

Net Loans Receivable	$104,423	$92,283

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 follows:

	(In Thousands)
	2005	2004
Balance, beginning of period	$1,346	$1,433
Provision charged to operating expenses	273	62
Recoveries of loans charged off	222	381
Loans charged off	(550)	(412)

Balance, End of Period	$1,291	$1,464

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares as of September 30, 2005 and 2004, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	September 30, 2005		September 30, 2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,034,045	$0.92	1,073,650	$1.14

Effect of dilutive securities:
Stock Options	1,208		1,055

Diluted earnings per share	1,035,253	$0.92	1,074,705	$1.14

There were no stock options that had an anti-dilutive effect on the earnings per share calculation as of September 30, 2005.

NOTE 6 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	September 30,
	2005	2004
	(In Thousands)
Director Fees	$135	$124
Insurance Expense	71	48
Professional Fees	174	59
Postage Expense	54	47
Supplies and Printing	102	104
Telephone Expense	106	89
Other	527	538

Total	$1,169	$1,009

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

Overview

In the first nine months of 2005, net income including securities transactions was $949,000 ($0.92 per share) compared with $1,221,000 ($1.14 per share) for the first nine months of 2004. This represents a decrease of $272,000 or approximately 22.27%. The decrease in net income can be accounted for primarily in the category of gains on securities transactions and provision for loan losses. Total gains on securities as of September 30, 2005 were $119,000 compared to gains in the same period last year of $226,000. This decrease of $107,000 had a net tax effect on income of approximately $71,000. The provision for loan loss expense has increased by approximately $211,000 over the same period last year. This increase had a net tax effect on income of approximately $139,000, which accounts for approximately 51.10% of the overall decrease in net income compared to the prior year.

Total assets for the Company as of September 30, 2005 were $142.4 million compared to $133.3 million at year-end 2004. This is an increase of approximately $9.1 million or 6.83%. Total net loans have increased from $92.3 million as of December 31, 2004 to $104.4 million as of September 30, 2005. This represents an increase of $12.1 million or 13.16%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of September 30, 2005 were $128.4 million compared to $119.7 million at year-end 2004. This represents an increase of approximately $8.6 million or 7.21%. The primary increases in liability accounts have been in time deposits. Time deposits increased by $8.4 million during the first nine months of 2005 or 18.26%.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of September 30, 2005, total capital was $14.0 million.

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

Goodwill is included in other assets and totaled $360,000 at September 30, 2005 and December 31, 2004. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $460,000 or 7.89% in the first nine months of 2005 compared to the first nine months of 2004. Total interest expense increased $311,000 or 23.23% in the first nine months of 2005 compared to the same period of 2004. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $149,000 or 3.32% for the period ending September 30, 2005 compared to the period ending September 30, 2004. The net interest margin decreased from 5.32% for the first nine months of 2004 to 4.95% for the first nine months of 2005. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors to the decrease in net interest margin. The average yield on earning assets decreased from 6.90% as of September 30, 2004 to 6.70% as of September 30, 2005.

The average interest rate being paid on time deposits increased from 2.52% as of September 30, 2004 to 2.89% as of September 30, 2005. The bank’s overall average cost of funds has increased from 2.06% as of September 30, 2004 to 2.31% as of September 30, 2005. These increases in funding costs are directly related to the recent increases in market interest rates and the increased deposit volume during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2005. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first nine months of 2005 non-interest income decreased by $96,000 when compared to the same period last year. Gains on securities transactions in the prior year were $226,000 as compared to only $119,000 for the period ending September 30, 2005. This represents a decrease of $107,000 or 47%. Security gains are generally infrequent in nature and are considered non-recurring income. Service charge income decreased by $35,000, while other income increased by $46,000. The decrease in service charge income is attributed to management’s proactive approach to reducing overdrafts and increased regulatory requirements relating to bounce protection products for consumer checking accounts. The increase in other income consists primarily of a one-time gain of approximately $18,000 from the sale of other real estate property, which was obtained through foreclosure proceedings. The other income for the first nine month’s of 2004 included a one-time loss of approximately $25,000, which was associated with the sale of other assets.

Noninterest Expense

For the first nine months of 2005, non-interest expense increased $131,000 (7.08%) in comparison to the first nine months of 2004. Salaries and benefits increased by $107,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $18,000 and equipment expense decreased by approximately $39,000. Additionally, other expenses increased by $160,000. The primary factor included in other expenses is an increase in professional fee expense of $115,000. The increase in professional fees is related to new regulatory requirements under the Sarbanes Oxley Act of 2002, section 404 (SOX 404), which mandates extensive documentation of internal controls and also requires testing of controls on an on-going basis. The bank has contracted with an outside consultant to assist with compliance requirements of SOX 404 and has accrued expenses accordingly to cover the costs related to this project. However, due to recent changes in the mandated timeline for full implementation of this regulatory requirement, the bank will not incur expenses for this project during the remainder of 2005. Expense accruals relating to SOX 404 will resume in 2006.

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

As of September 30, 2005, the net amortized cost of securities available for sale was approximately $24,000 less than the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $4.2 million during the first nine months of 2005. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 6.39% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first nine months of 2005, net loans increased by $12.1 million or 13.16%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $212,000 at September 30, 2005 compared to $673,000 at September 30, 2004. This represents a decrease of $461,000 and is mainly due to management’s continued proactive collection efforts. These collection efforts have resulted in past due customers bringing their accounts current. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a nonaccrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2005 was $470,000 compared to $488,000 at September 30, 2004. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $110,000 as of September 30, 2005. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2005 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $1,291,000 at September 30, 2005 decreased by $55,000 from its level at December 31, 2004. The decrease in the allowance account is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending September 30, 2005 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. These specific allocations are expected to be reduced in future allowance calculations and were a factor in management’s conclusions concerning the adequacy of the loan loss reserves at September 30, 2005. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The cumulative balance in the allowance for loan loss account was equal to 1.22% and 1.44% of total loans at September 30, 2005 and December 31, 2004, respectively. The decrease in the overall allowance percentage has been primarily impacted by the Bank’s recent loan growth trend in commercial and residential real estate loans. These loans are classified at a relatively low risk factor based on historical loss data. The Bank’s continued recoveries on prior period charge offs is another factor, which has effected the decrease in the bank’s allowance ratio. Additionally, management has implemented changes to its internal loan policy and has tightened credit criteria, which has improved credit quality. Management’s evaluation of the allowance for loan losses for the periods ending September 30, 2005 and December 31, 2004 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises and Equipment

The Bank has been in the process of renovating the Jenkins building during the past eighteen months, and is pleased to report that as of September 30, 2005, this project was nearly complete. The Jenkins building is located next to the main branch office in Stanley, Virginia. The renovations consisted of extensive remodeling to the upper floor of this facility. The primary purpose of this facility is to house the Company’s data processing and technology operations department, as well as the bookkeeping department. As of September 30, 2005, the expenditures relating to this renovation project totaled $818,000.

The Company opened a new office facility in the Charlottesville, Virginia area on March 21, 2005. This new branch facility serves primarily as a loan production office for commercial and business accounts. The annual lease amount for this new facility is approximately $20,000. Management’s decision to expand into the Charlottesville and Albermarle County area of Virginia is based on potential loan growth opportunities.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first nine months of 2005, total deposits increased by $11.7 million or 11.58%. This increase was mainly in the area of time deposits. This increase is believed to be the result of consumer demand for higher income opportunities on interest bearing accounts in the current rising interest rate environment.

Long Term Debt

The Company’s subsidiary has a line of credit with the Federal Home Loan Bank of Atlanta (FHLB) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2005, total borrowings were $15.1 million compared to $18.3 million at December 31, 2004. This represents a decrease of $3.2 million or 17.49%. The decrease in borrowings for this period is the result of paying down short-term funding, as well as, normal curtailments on long term debt. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Long-term borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of September 30, 2005 and December 31, 2004, the Company’s total capital-to-total asset ratios were 9.85% and 10.16%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of September 30, 2005 remains adequate and within policy guidelines.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2005.

As of September 30, 2005, the Company had a cumulative Gap Rate Sensitivity Ratio of (24.65%) for the one year re-pricing period, compared with (26.86%) at December 31, 2004. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans[1]
Commercial	$3,762	$221	7.83%	$2,909	$165	7.56%
Real estate	80,739	4,090	6.75%	70,465	3,741	7.08%
Installment	13,595	1,297	12.72%	12,968	1,355	13.93%
Credit Card	642	102	21.18%	718	115	21.36%
Federal funds sold	2,333	51	2.91%	3,063	22	0.96%
Interest Bearing
Deposits	6,324	149	3.14%	7,724	126	2.18%
Investments
Taxable	16,019	346	2.88%	12,574	262	2.78%
Nontaxable [2]	2,006	48	3.19%	2,585	64	3.30%

Total earning assets	125,420	6,304	6.70%	113,006	5,850	6.90%

Interest Expense
Demand deposits	15,051	46	0.41%	14,173	40	0.38%
Savings	14,170	60	0.56%	13,706	58	0.56%
Time deposits	47,908	1,040	2.89%	48,250	911	2.52%
Borrowings	18,277	504	3.68%	10,737	330	4.10%

Total Interest Bearing Liabilities	$95,406	$1,650	2.31%	$86,866	$1,339	2.06%

Net Interest Income		4,654			4,511

Net Interest Margin			4.95%			5.32%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans[1]
Commercial	$4,126	$82	7.95%	$2,898	$57	7.87%
Real estate	83,753	1,413	6.75%	74,994	1,312	7.00%
Installment	14,485	448	12.37%	13,450	441	13.12%
Credit card	612	32	20.92%	689	37	21.48%
Federal funds sold	3,586	31	3.46%	1,449	4	1.10%
Interest Bearing
Deposits	7,322	62	3.39%	7,351	41	2.23%
Securities
Taxable	14,040	93	2.65%	12,062	96	3.18%
Nontaxable[2]	1,935	14	2.89%	2,113	14	2.65%

Total earning assets	129,859	2,174	6.70%	115,990	2,002	6.91%

Interest Expense
Demand deposits	15,860	17	0.43%	14,559	14	0.38%
Savings	14,081	20	0.57%	14,276	23	0.64%
Time deposits	50,885	401	3.15%	46,200	281	2.44%
Borrowings	17,778	173	3.89%	10,811	109	4.03%

Total Interest Bearing Liabilities	$98,604	$611	2.48%	$85,846	$427	1.99%

Net Interest Income		$1,564			$1,575

Net Interest Margin			4.82%			5.43%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2005

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$6,531	$8,841	$44,519	$45,823	$—	$105,714
Interest bearing bank deposits	2,884	1,300	—	—	—	4,184
Investment securities[2]	6,751	4,471	4,039	224	1,194	16,679
Restricted stock	—	—	—	—	1,016	1,016
Federal funds sold	300	—	—	—	—	300

Total	16,466	14,612	48,558	46,047	2,210	127,893

Sources of Funds:

Interest bearing demand deposits	14,516	—	—	—	—	14,516
Regular savings	14,090	—	—	—	—	14,090
Certificates of deposit $100,000 and over	1,122	6,608	4,420			12,150
Other certificates of deposit	5,972	16,498	19,493			41,963
Borrowings	600	3,200	11,300			15,100

Total	36,300	26,306	35,213	0	0	97,819

Discrete Gap	(19,834)	(11,694)	13,345	46,047	2,210	30,074

Cumulative Gap	(19,834)	(31,528)	(18,183)	27,864	30,074
Ratio of Cumulative
Gap To Total
Earning Assets at
September 30, 2005	-15.51%	-24.65%	-14.22%	21.79%	23.51%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at book value.

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in Pioneer Bankshares’ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of its operations, the Company and its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2005.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

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

Date: November 10, 2005