Form 10KSB
period 2005-12-31
PIONEER BANKSHARES INC/VA
filed 2006-03-29
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Securities registered under Section 12(g) of the Act:

Common Stock - $.50 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $9,609,144.

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $18.30 per share as of March 27, 2006 was $16,379,012.

The number of shares outstanding of the registrant’s common stock, was 1,011,481 as of March 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2006 are incorporated by reference into Part III of this Form 10-KSB.

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2005 and 2004. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

The primary assets of the Company consist of all of the stock of the Bank, real estate holdings leased to the Bank, a portfolio of equity investment securities, and minimal cash accounts.

The Bank is engaged in the general commercial banking business, primarily serving the counties of Page, Greene, Rockingham, and Albermarle, as well as, the Cities of Harrisonburg and Charlottesville, Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank’s targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including, but not limited to, the counties surrounding Page County.

The Bank offers a full range of banking and related financial services focused primarily towards serving individual consumers, small to medium size commercial businesses, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships. The Bank’s Board of Directors and management believe that the marketing of customized banking services will enable the Bank to continue its position in the financial services marketplace.

The Bank provides individual consumers, professionals and small and medium size commercial businesses in its market area with responsive and technologically advanced banking services. These services include competitively priced loans that are based on deposit relationships, easy access to the Bank’s decision-makers, and quick and innovative action necessary to meet a customer’s banking needs. The Bank’s capitalization and lending limit enables it to satisfy the credit needs of a large portion of the targeted market segment. In the event there are customers whose loan requirements exceed the Bank’s lending limit, the Bank will seek to arrange such loans on a participation basis with other financial institutions. The Board of Directors and management believe the Bank’s present capitalization will support substantial growth in deposits and loans.

Location and Market Area

The Bank currently operates full service branches in Stanley, Luray, Shenandoah, Harrisonburg, Stanardsville, and Charlottesville, Virginia. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its chosen market area.

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

The Bank does not have trust powers and does not anticipate obtaining trust powers. If the Bank decided to establish a trust department in the future, the Bank could not do so without the prior approval of the Virginia State Corporation Commission. In the interim, the Bank may contract for the provision of trust services to its customers through outside vendors.

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

The Bank’s service area is a highly competitive, highly branched banking market. Competition in the market area for loans to small to medium size businesses and individuals, the Bank’s target market, is intense, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks, that the Bank does not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the western Virginia market area have access to borrowed funds at a lower cost than are available to the Bank. Also, deposit competition among institutions in the market area is strong.

Employees

As of December 31, 2005, the Company had 57 employees, with 55 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2005.

Deposit Insurance

The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and must comply with the rules and regulations of the FDIC. The actual assessment paid is based on the institution’s assessment risk classification, which is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. FDIC assessments can change, affecting the Bank’s costs, depending on the solvency of the banking industry as a whole.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the SAIF creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

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

Valley Finance Service operates as a division/branch of Pioneer Bank and was relocated in September 2003 from its former location of 120 S. Main Street, Harrisonburg, Virginia. This finance company and loan production office now operates out of the former branch location at 932 West Market Street, Harrisonburg, Virginia. This facility is leased on a short-term basis. The facility is equipped with two drive-through lanes for customer convenience.

The Bank has recently renovated the Jenkins Building located next to the Bank’s main office in Stanley, Virginia for the purpose of housing its data processing, technology operations, and bookkeeping departments. The renovations to this facility were completed in October 2005. The data processing center building has approximately 25,760 square feet and was originally purchased on September 8, 1970.

The Bank’s newest branch office is located in downtown Charlottesville, Virginia. This branch is a leased facility. This office was opened in March 2005 and primarily offers commercial loans and small business accounts. The branch is located at 257 Ridge McIntire Road, Charlottesville, Virginia.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company is not currently traded on any established market. The Common Stock trades on the OTC Bulletin Board under the symbol “PNBI.OB” and transactions generally involve a small number of shares. The Bank’s transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572. The following table shows actual trade prices (without commissions) reported to Scott & Stringfellow, Inc. Other transactions may have occurred which were not included in the table.

COMMON STOCK TRADE PRICES

2004	High	Low
First Quarter	$17.75	$16.07
Second Quarter	18.00	16.10
Third Quarter	18.00	17.20
Fourth Quarter	18.50	17.15

2005	High	Low
First Quarter	$18.25	$17.30
Second Quarter	18.30	16.50
Third Quarter	19.00	17.50
Fourth Quarter	19.05	17.25

There were 1,011,481 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2005, which were held by 519 shareholders of record.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/05/04	3/18/04	3/31/04	$.12
6/10/04	6/21/04	6/30/04	.12
9/09/04	9/20/04	9/30/04	.12
11/18/04	12/13/04	12/20/04	.12

Total for 2004			$.48

3/10/05	3/20/05	3/31/05	$.12
6/09/05	6/20/05	6/30/05	.12
9/08/05	9/27/05	9/29/05	.12
12/08/05	12/19/05	12/29/05	.12

Total for 2005			$.48

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2005 and 2004, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

Forward Looking Statements

The report on Form 10-KSB contains forward-looking statements with respect to the Company’s and the Bank’s financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this report or future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive office, the words or phrases “will likely result,” “are expect to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basis principles of accounting: 1) Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable and can be estimated and 2) SFAS114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2005 and 2004. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. There were no impairment expenses recognized for the 2005 and 2004 reporting periods.

OPERATIONS ANALYSIS - 2005 - Compared to 2004

Table I

PIONEER BANKSHARES, INC.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2005	2004
Condensed Statement of Income
Interest and dividend income	$8,575	$7,798
Interest expense	2,264	1,779

Net interest income	6,311	6,019
Provision for loan losses	401	72

Net interest income after provision for loan losses	5,910	5,947
Noninterest income	998	1,188
Noninterest expense	4,694	4,781

Income before income taxes	2,214	2,354
Income tax expense	749	792

Net Income	$1,465	$1,562

At Year End
Assets	$142,978	$133,265
Deposits	113,713	100,797
Loans, Net	108,692	92,283
Stockholders’ Equity	13,945	13,537

Per Share Information
Net income per share, basic	$1.42	$1.46
Net income per share, diluted	1.42	1.45
Dividends per share	.48	.48
Book value per share	13.79	13.09
Financial Statement Ratios
Return on average assets [1]	1.07%	1.26%
Return on average equity [1]	10.46%	11.30%
Dividend payout ratio	33.86%	32.97%
Average equity to average asset [1]	10.18%	11.15%

[1]	Ratios are based primarily on daily average balances

Overview

The Company’s net income for 2005 was $1.465 million as compared to $1.562 million in 2004. Net income decreased approximately $97,000 or 6.217%. Diluted earnings per share decreased from $1.45 in 2004 to $1.42 in 2005. The decrease in earnings can be accounted for primarily in the category of gains on securities transactions and provision for loan losses. Total gains on securities for 2005 were $122,000 compared to $305,000 for 2004. This decrease of $183,000 has a net tax effect of approximately $113,000. The provision for loan loss expense has increased by approximately $329,000 when compared to the loan loss expense for the prior year. This increase had a net tax effect on income of approximately $217,000.

Total assets for the Company as of December 31, 2005 were $143.0 million compared to $133.3 million as of December 31, 2004. This represents total growth in assets of $9.7 million or 7.29%. The increase in assets is directly related to significant growth in the Company’s loan portfolio during the year. Total net loans as of December 31, 2005 were $108.7 million compared to total net loans of $92.3 million at December 31, 2004. This represents an overall increase in the loan portfolio of $16.4 million or 17.78%. A significant portion of the increase in loans is in the category of commercial real estate and residential mortgages.

Total liabilities for the Company as of December 31, 2005 were $129.0 million, which is an increase of approximately $9.3 million or 7.77%. The primary increase in liability accounts is in the time deposit category. Total deposits as of December 31, 2005 were $113.7 million compared to total deposits of $100.8 million at December 31, 2004.

The Company’s total capital as of December 31, 2005 was $13.9 million, which is an increase of approximately 408,000 or 3.01% from December 31, 2004. The Company’s capital position remains strong and exceeds regulatory guidelines.

Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources, or other operational activities. There are no current recommendations by regulatory authorities, which, if they were to be implemented, would have material effect on the Company.

Table II

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands )

	2005			2004
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$3,957	$313	7.91%	$2,960	$224	7.57%
Real estate	82,636	5,617	6.80%	72,303	5,058	7.00%
Installment	13,867	1,731	12.48%	12,877	1,790	13.90%
Credit card	635	135	21.26%	713	152	21.32%

Total Loans	101,095	7,796	7.71%	88,853	7,224	8.13%

Federal funds sold	2,821	92	3.26%	2,771	31	1.12%
Interest bearing deposits	6,356	208	3.27%	7,053	163	2.31%
Securities
Taxable	14,623	438	3.00%	12,350	324	2.62%
Nontaxable	1,852	58	3.13%	2,478	81	3.27%

Total Earning Assets	126,747	8,592	6.78%	113,505	7,823	6.89%

Allowance for loan losses	(1,335)			(1,436)
Nonearning assets	12,238			11,966

Total Assets	$137,650			$124,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing demand deposits	$14,841	$62	0.41%	$14,343	$55	0.38%
Savings	14,138	79	0.56%	13,679	66	0.48%
Time deposits	49,637	1,506	3.03%	47,562	1,214	2.55%

Total Deposits	78,616	1,647	2.09%	75,584	1,335	1.77%
Borrowings	17,448	617	3.54%	10,952	444	4.05%

Total Interest Bearing Liabilities	96,064	2,264	2.36%	86,536	1,779	2.06%

Noninterest bearing deposits	26,864			23,050
Other liabilities	715			628

Total Liabilities	123,643			110,214
Stockholders’ equity	14,007			13,821

Total Liabilities and Stockholders’ Equity	$137,650			$124,035

Net Interest Earnings		$6,328			$6,044

Net Yield on Interest Earning Assets			4.99%			5.32%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was $17,000 and $25,000 in 2005 and 2004, respectively.

Table III

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(In thousands of dollars)

	2005 Compared to 2004 Increase (Decrease)			2004 Compared to 2003 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$75	$14	$89	$4	$(21)	$(17)
Real estate	723	(164)	559	621	(324)	297
Installment	138	(197)	(59)	(454)	(110)	(564)
Credit Card	(17)	—	(17)	(19)	4	(15)

Total Loans	919	(347)	572	152	(451)	(299)

Federal funds sold	1	60	61	(25)	3	(22)

Interest bearing deposits in banks	(16)	61	45	29	21	50

Investments
Taxable	60	54	114	26	(62)	(36)
Nontaxable	(20)	(3)	(23)	(46)	(54)	(100)

Total Securities	40	51	91	(20)	(116)	(136)

Total Earning Assets	$944	$(175)	$769	$136	$(543)	$(407)

Interest Expense
Demand deposits	$2	$5	$7	$5	$(20)	$(15)
Savings	2	11	13	7	(31)	(24)
Time deposits	53	239	292	(193)	(178)	(371)

Total Deposits	57	255	312	(181)	(229)	(410)
Borrowings	263	(90)	173	350	(191)	159

Total Liabilities	320	165	485	169	(420)	(251)

Net Interest Earnings	$624	$(340)	$284	$(33)	$(123)	$(156)

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Net Interest Income

Net interest income increased $292,000 or 4.85% in 2005 compared to a decrease of $123,000 or 2.00% for 2004. The increase in net interest income for 2005 is directly related to the large volume of loan growth during 2005 and can also be attributed to the increase in market interest rates during the past year. As interest rates rise and the volume of lending activities continues to grow, the Company expects that income from interest earning assets will increase.

Interest income on securities held to maturity and securities available for sale increased by $64,000 or 19.94% in 2005 compared to a decrease of $92,000 in 2004. The average yields on securities increased from 2.73% in 2004 to 3.01% in 2005. The increase in average yield on securities is related to reinvestment activities during the year at higher market rates, due to the recent rising interest rate environment. Management maintains a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $300,000 in 2005, compared to $194,000 in 2004. This increase of $106,000 is the result of market interest rate increases during the year.

The net interest margin on earning assets on a tax equivalent basis decreased from 5.32% in 2004 to 4.99% in 2005. This can be attributed to lower yields on real estate and installment loans, as well as increased interest expense on the Bank’s deposit portfolio.

Total interest expense increased $485,000 or 27.26% in 2005. An increase in interest expense on deposits accounted for $312,000 of the total overall decrease. The interest yield on total deposits increased from 1.77% in 2004 to 2.09% in 2005. The interest expense on borrowings increased by $173,000 or 38.96% when compared to the prior period. The increase in interest on borrowings resulted from additional borrowings at year-end 2004 as a source of funds to support projected loan growth for 2005.

Yields on total loans decreased from 8.13% in 2004 to 7.71% in 2005. The yield on commercial and agricultural loans increased from 7.57% in 2004 to 7.91% in 2005. Commercial real estate, residential real estate and consumer installment loan yields have decreased during 2005 primarily due to management’s efforts to offer more competitive rates and attract additional loan volume.

The yield on taxable investments increased from 2.62% in 2004 to 3.00% in 2005. The tax equivalent yield on nontaxable investments decreased from 3.27% in 2004 to 3.13% in 2005.

The average amount borrowed increased from $10.9 million in 2004 to $17.4 million in 2005. At year-end 2005, the Bank borrowed additional funds of approximately $8 million in preparation for 2005 budget needs and anticipated loan growth. Management chose to borrow these funds at this time in order to take advantage of the low interest rate market, which will assist the Company in maximizing net interest earnings going forward.

Non-interest Income and Expense

Non-interest income decreased from $1.2 million in 2004 to $1.0 million in 2005. This represents a 15.99% decrease. A primary factor affecting this change was gains on security transactions of $122,000 for 2005 compared to gains of $305,000 in 2004. The Company received $15,000 in commission income from sale of insurance and investment products in 2005 compared to $10,000 in 2004. Service charge income accounted for approximately 77% of total non-interest income in 2005 compared to approximately 68% for 2004. This income was mostly generated from overdraft charges related to the Bank’s Bounce Protection program. Additionally, the Company’s total other income, which is comprised of multiple miscellaneous operating categories, increased by $29,000 when compared to the previous year.

Non-interest expense decreased by $87 or 1.82% from 2004 to 2005. Salaries and benefits increased by $75,000 or 3.40% in 2005 compared to 2004. Equipment expenses decreased by $31,000 or 3.95% in 2005 compared to 2004. Other expenses decreased by $155,000 from 2005 to 2004 as a result of the Company’s proactive cost saving efforts.

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

Securities

Securities as of December 31, 2005 totaled $12.2 million, which is a 9.63% decrease over the December 31, 2004 balance of $13.5 million. This decline is the result of reduced volume of investment activity, as funds were utilized as a source for loan growth.

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

At December 31, 2005, the Company had investments in common and preferred stock with a cost of $1.9 million and an estimated market value of $2.0 million. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

The Bank’s total investment portfolio at December 31, 2005 has a cost of $9.3 million and an estimated fair market value of $9.2 million. These investments include U.S. government and agency securities, state and municipal securities, and a small amount of held-to-maturity mortgage-backed securities.

Securities (continued)

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis:

	2005 Book Value	Weighted Average Yield	2004 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$6,434	2.57%	$1,270	2.00%
Maturing after one year But within five years	2,495	3.86%	8,808	2.82%
Maturing after five years But within ten years	221	6.69%	229	6.89%
Maturing after 10 years	—	—	—	—
Equity Securities	1,979	—	2,024	—

Total securities available for sale	$11,129	3.02%	$12,331	2.80%

Securities held to maturity
Maturing within one year	$—	—	$—	—
Maturing after one year But within five years	4	6.66%	15	6.80%
Maturing after five but Within ten years	1	11.96%	1	11.99%

Total securities held to maturity	$5	7.39%	$16	7.12%

Total Securities	$11,134	3.02%	$12,347	2.80%

Equity securities have been excluded from the weighted average yield calculations in the previous table. All tax exempt obligations included above have been stated on a tax equivalent basis using a 34% tax rate.

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

Loan Portfolio

Total net loans increased during 2005 from $92.3 million at December 31, 2004 to $108.7 million at December 31, 2005. This is an increase of $16.4 million or 17.78%. The increase in the loan portfolio was mainly in the area of commercial and residential real estate loans. The Bank has historically been concentrated in consumer auto and installment loans, and management has taken proactive steps to diversify the portfolio during the past two years by seeking small to medium sized business loans throughout its service area. The Bank continues to make consumer loans, as well as residential mortgage loans for its customer base.

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	December 31, 2005	December 31, 2004
	(In Thousands)
Mortgage loans on real estate
Construction loans	$11,543	$7,193
Agricultural	4,595	4,607
Equity lines of credit	1,780	1,738
Residential 1-4 family	43,308	41,125
Second Mortgages	3,807	3,305
Multifamily	3,275	1,853
Commercial	21,892	17,046

Total real estate loans	90,200	76,867

Commercial and agricultural loans	5,543	3,548
Consumer installment loans
Personal	14,699	13,641
Credit cards	668	729

Total consumer installment loans	15,367	14,370
All other loans	225	166

Gross Loans	111,335	94,951

Less unearned income on loans	(1,311)	(1,322)

Loans, less unearned discount		93,629
Less allowance for loan losses	(1,332)	(1,346)

Net Loans Receivable	$108,692	$92,283

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $48.9 million as of December 31, 2005. This represents an increase of approximately $2.7 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $41.3 million as of December 31, 2005. This represents an increase of approximately $10.6 million in the commercial real estate portfolio in comparison to the balance of $30.7 million as of December 31, 2004. The increase in commercial real estate loans is a direct result of management’s focus on this lending category in an effort to diversify the overall lending portfolio. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to be relatively low.

The Bank’s consumer loan portfolio increased $997,000 or 6.94% to $15.4 million at December 31, 2005. This increase is attributed to the Bank’s continued efforts to serve consumer loan needs throughout its service area.

A schedule of remaining maturities of selected loan categories is as follows: (in thousands)

	Construction Loans	Commercial and Agricultural Loans
Loans maturing within one year	$4,898	$1,124
Variable rate	1,245	1,226
Fixed rate, over one year through five years	5,060	2,597
Fixed rate, over five years	340	596

Total Maturities of Selected Loans	$11,543	$5,543

At December 31, 2005, no industry category exceeded ten percent of total loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2005 and December 31, 2004:

	2005	2004
	(In Thousands)
Non-accrual Loans	$243	$462
Loans Past Due 90 days or more	126	428
Other Impaired Loans	286	430

Total non-performing assets	$655	$1,319

Allowance for loan losses to total loans	1.21%	1.44%

Non-performing Assets to total loans	0.59%	1.41%

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan.

Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for potential losses as they are identified.

Interest on non-accrual loans did not have a significant impact on income for 2005 or 2004.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2005 and December 31, 2004:

	2005	2004
Beginning balance	$1,346	$1,433

Provision charged to expense	401	72

Loan losses:
Commercial	39	—
Installment	569	568
Real estate	75	25
Credit card	20	25

Total Loan Losses	703	618

Recoveries:
Commercial	5	—
Installment	269	381
Real estate	—	67
Credit card	14	11

Total Loan Recoveries	288	459

Net Loan Losses	415	159

Balance at End of Period	$1,332	$1,346

Net Loan Losses as a Percent of Average loans	0.41%	0.18%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2005 and December 31, 2004:

	December 31, 2005			December 31, 2004
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
Analysis of Ending Balance
Commercial	$262	19.67%	3.91%	$428	31.80%	3.33%
Real estate	321	24.10%	81.74%	175	13.00%	81.38%
Installment	711	53.38%	13.72%	697	51.78%	14.49%
Credit card	38	2.85%	0.63%	46	3.42%	0.80%

Total	$1,332	100.00%	100.00%	$1,346	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.21%			1.44%

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

The allowance for loan loss reserve account remained consistent at a level of approximately $1.3 million during 2005 and 2004. Loan charge offs for 2005 increased by $85,000 or 13.75% compared to the prior year, while loan loss recoveries decreased by $171,000 or 37.25%. This resulted in an overall increase of $256,000 in net loan charge offs for the period ending December 31, 2005 as compared to December 31, 2004. Management attributes the reduction in loan loss recoveries to increased bankruptcy filings, which prohibited legal collections against certain consumers, as well as a reduced collections related to vehicle repossessions during 2005 as compared to 2004.

The provision expense related to the allowance for loan loss for 2005 increased by $329,000 as compared to 2004. The provision expense for 2004 was substantially reduced as a result of corrective collection efforts relating to a specific loss allocation for the automobile financing sector of its loan portfolio. Management’s evaluations during 2004 concluded that any remaining potential losses in this sector were minimal and therefore the related specific allocations were eliminated. The reductions of these specific allocations accounted for approximately $235,000 in provision expense adjustments for 2004. These adjustments are considered to be non-recurring. The provision expense for 2005 is considered to be a relatively normal level based on the Bank’s historical data. There were no significant non-recurring adjustments made to the Bank’s provision expense for 2005 and management does not anticipate any substantial non-recurring adjustments in the near future.

Management believes that potential loan losses in the consumer loan portfolio are offset by higher loan yields. Management has also concluded that the risk of loan loss in the commercial and residential real estate portfolios is expected to be minimal, as these loans are well collateralized. In summary, management is of the opinion that the allowance for loan losses is adequate to absorb future losses that may occur in the existing loan portfolio.

Premises and Equipment

The Bank completed renovations to the Jenkins Building, which is located next to the main branch office in Stanley, Virginia, in October 2005. The renovations to this facility consisted of extensive remodeling to the upper floor in order to provide adequate space for the Company’s data processing, technology operations, and bookkeeping departments. The total cost of this renovation project was approximately $915,000.

The Company opened a new branch office facility in the Charlottesville, Virginia area in March 2005. This new branch facility primarily serves as a loan production office for commercial and business accounts. This facility is a leased office space at an annual amount of approximately $21,000. Management’s decision to expand into the Charlottesville and Albermarle County area of Virginia is based on potential loan growth opportunities.

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

Deposits

The Company’s total deposits as of December 31, 2005 were $113.7 million compared to $100.8 million at December 31, 2004. This increase of $12.9 million or 12.81% was primarily made up of increases in time deposit accounts. Total demand deposits totaled $44.2 million as of December 31, 2005 compared to $41.1 million at

December 31, 2004. This represents an increase of $3.1 million or 7.66%. Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances do fluctuate with normal daily activity. Management does not anticipate any major changes in the demand deposit portfolio in the near future.

Total savings deposits as of December 31, 2005 were $14.3 million compared to $14.0 million as of December 31, 2004. This represents an increase of approximately $310,000 or 2.22%. The Company’s savings deposits have remained consistent historically, with periodic fluctuation. These accounts consist of passbook savings accounts, statement savings accounts, and Christmas club accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 48.56% of the Bank’s total deposits. Total time deposits as of December 31, 2005 were $55.2 million compared to total time deposits of $45.5 million at December 31, 2004. This represents an increase of approximately $9.7 million or 21.39%. Time deposits are classified in two major categories for FDIC Insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 increased during 2005 by approximately $4.2 million compared to the prior year. Total time deposits with balances of $100,000 or less were $42.8 million at December 31, 2005 compared to $37.5 million at December 31, 2004. Time deposits with a balance greater than $100,000 represent 22.49% of the Bank’s total time deposit portfolio.

The maturity schedule as of December 31, 2005 for certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$2,383
3 to 12 months	5,397
1 to 3 years	3,388
Over 3 years	1,253

Total	$12,421

The Bank did not have any brokered deposits as of December 31, 2005.

Long-term Debt

The Bank has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $57.2 million and $53.3 million as of December 31, 2005 and 2004, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances the FHLB may convert the advanced to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

At December 31, 2005, the total fixed-rate long-term debt with FHLB totaled $14.5 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. There were no floating-rate long-term debts outstanding for the Company as of December 31, 2005. The contractual maturities of FHLB advances as of December 31, 2005 are as follows:

(In Thousands)
Due in 2006	$3,800
Due in 2007	3,800
Due in 2008	3,800
Due in 2009	3,100

$14,500

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

The Federal Reserve, Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain goodwill items. The Company is considered to be well capitalized under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 14.9% at December 31, 2005. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 13.6% as of December 31 2005 compared to 15.4% at December 31, 2004. Both of these ratios exceed regulatory capital requirements.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2005 and December 31, 2004:

	2005	2004
	(in thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$100,028	$85,086

Consolidated Tier 1 capital
Common stock	$506	$517
Surplus	—	—
Retained Earnings	13,468	12,918
Goodwill excluded	(360)	(360)

Total Tier 1 capital	13,614	13,075

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,250	1,064

Total risk-based capital	$14,864	$14,139

Consolidated total risk-based capital ratio	14.9%	16.6%
Consolidated Tier 1 risk-based capital ratio	13.6%	15.4%
Consolidated Leverage ratio	9.5%	10.5%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2005:

(In Thousands)	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$8,685	$11,061	$44,201	$46,077	—	$110,024
Interest bearing
Bank deposits	2,051	1,995	900	—	—	4,946
Investment Securities	—	6,434	2,499	222	1,979	11,134
Restricted Stock	—	—	—	—	1,016	1,016
Federal Funds Sold	3,250	—	—	—	—	3,250

Total	13,986	19,490	47,600	46,299	2,995	130,370

Sources of Funds:
Demand Deposits
Interest bearing	14,525	—	—	—	—	14,525
Savings accounts	14,264	—	—	—	—	14,264
Time Deposits:
Over $100,000	2,383	5,397	4,641	—	—	12,421
Other certificates	4,363	19,664	18,772	—	—	42,799

Total deposits	35,535	25,061	23,413	—	—	84,009

Borrowings	1,300	2,500	10,700	—	—	14,500

Total	36,835	27,561	34,113	—	—	98,509

Discrete Gap	(22,849)	(8,071)	13,487	46,299	2,995	31,861

Cumulative Gap	(22,849)	(30,920)	(17,433)	28,866	31,861

Ratio of Cumulative Gap to Total Earning Assets	-17.53%	-23.72%	-13.37%	22.14%	24.44%

At December 31, 2005, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 23.72% for the one-year re-pricing period compared with -26.86% at December 31, 2004. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

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

Liquidity as of December 31, 2005 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2005 and 2004. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

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

Item 7. Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia

February 2, 2006

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(In Thousands, except share data)

	2005	2004
ASSETS
Cash and due from banks	$7,373	$9,896
Interest-bearing deposits in banks	4,946	10,480
Federal funds sold	3,250	950
Securities available for sale, at fair value	11,129	12,331
Securities held to maturity (fair value was $5 and $16 in 2005 and 2004, respectively)	5	16
Restricted securities	1,016	1,181
Loans receivable, net of allowance for loan losses of $1,332 in 2005 and $1,346 in 2004	108,692	92,283
Bank premises and equipment, net	4,581	4,150
Accrued interest receivable	567	491
Other assets	1,419	1,487

Total Assets	$142,978	$133,265

LIABILITIES
Deposits
Noninterest bearing	$29,704	$26,194
Interest bearing
Demand	14,525	14,890
Savings	14,264	13,954
Time deposits over $100,000	12,421	8,236
Other time deposits	42,799	37,523

Total Deposits	113,713	100,797
Accrued expenses and other liabilities	820	631
Long term debt	14,500	18,300

Total Liabilities	129,033	119,728

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,011,481 in 2005; 1,034,045 shares in 2004	506	517
Retained earnings	13,468	12,918
Accumulated other comprehensive income (loss), net	(29)	102

Total Stockholders’ Equity	13,945	13,537

Total Liabilities and Stockholders’ Equity	$142,978	$133,265

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

(In Thousands, except per share data)

	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans including fees	$7,796	$7,224
Interest on securities – taxable	375	300
Interest on securities – nontaxable	10	21
Deposits and federal funds sold	300	194
Dividends	94	59

Total Interest and Dividend Income	8,575	7,798

INTEREST EXPENSE:
Deposits	1,647	1,335
Long term debt	617	444

Total Interest Expense	2,264	1,779

NET INTEREST INCOME	6,311	6,019
PROVISION FOR LOAN LOSSES	401	72

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,910	5,947

NONINTEREST INCOME:
Service charges on deposit accounts	764	805
Commission income	15	10
Other income	97	68
Gain on security transactions	122	305

Total Noninterest Income	998	1,188

NONINTEREST EXPENSES:
Salaries and employee benefits	2,278	2,203
Occupancy expenses	319	295
Equipment expenses	754	785
Other expenses	1,343	1,498

Total Noninterest Expenses	4,694	4,781

INCOME BEFORE INCOME TAXES	2,214	2,354
INCOME TAX EXPENSE	749	792

NET INCOME	$1,465	$1,562

PER SHARE DATA
Net income, basic	$1.42	$1.46

Net income, diluted	$1.42	$1.45

Dividends	$0.48	$0.48

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005 AND 2004

(In Thousands, except share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2003	$537	$12,464	$164	$13,165
Comprehensive Income
Net Income		1,562		1,562
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $77)			139
Reclassification adjustment for gains included in net income (net of tax effect of $104)			(201)	(62)

Total Comprehensive Income				1,500
Cash Dividends		(515)		(515)
Retirement of common stock (18,699 shares)	(20)	(593)		(613)

BALANCE DECEMBER 31, 2004	517	12,918	102	13,537
Comprehensive Income
Net Income		1,465		1,465
Changes in unrealized gains on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $33)			(55)
Reclassification adjustment for gains included in net income (net of tax effect of $46)			(76)	(131)

Total Comprehensive Income				1,334
Cash Dividends		(496)		(496)
Retirement of common stock (22,564 shares)	(11)	(419)		(430)

BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

(In Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,465	$1,562
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	401	72
(Gain) on security sales	(122)	(305)
Net amortization on securities	95	97
Deferred income tax expense (benefit)	13	43
Depreciation	512	557
Net change in:
Accrued interest receivable	(76)	6
Other assets	130	(229)
Accrued expense and other liabilities	189	(82)

Net Cash Provided by Operating Activities	2,607	1,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest bearing deposits in other banks	5,534	(5,268)
Net change in federal funds sold	(2,300)	1,550
Net change in restricted securities	165	(624)
Proceeds from maturities, sales, and principal payments of securities available for sale	18,323	18,961
Proceeds from principal payments of securities held to maturity	11	15
Purchase of securities available for sale	(17,300)	(12,825)
Net (increase) in loans	(16,810)	(11,574)
Purchase of bank premises and equipment	(943)	(592)

Net Cash (Used in) Investing Activities	(13,320)	(10,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	3,455	6,814
Time deposits	9,461	(5,608)
Proceeds from borrowings	5,000	23,000
Curtailments of borrowings	(8,800)	(12,125)
Purchase and subsequent retirement of common stock	(430)	(613)
Dividends paid	(496)	(515)

Net Cash Provided by Financing Activities	8,190	10,953

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(2,523)	2,317
Cash and cash equivalents, beginning of year	9,896	7,579

Cash and Cash Equivalents, End of Year	$7,373	$9,896

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$2,082	1,843
Income taxes	447	656

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	(210)	(89)

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

Consolidation Policy - The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, which are wholly-owned subsidiaries of the Bank. All significant inter-company balances and transactions have been eliminated.

Use of Estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on the evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Bank Premises and Equipment - Land values are carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over estimated useful lives ranging from 3 to 40 years on a combination of straight-line and accelerated methods.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Advertising Costs - The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $54,216 and $62,401 for the years ended December 31, 2005 and 2004, respectively.

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

	2005	2004
Net Income, as reported	$1,465	$1,562
Total stock-based compensation expenses determined under fair value based method for all rewards	(2)	(2)

Pro forma net income	$1,463	$1,560

Basic earnings per share
As reported	$1.42	$1.46

Pro forma	$1.42	$1.45

Diluted earnings per share
As reported	$1.42	$1.45

Pro forma	$1.41	$1.45

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates are calculated using the following weighted-average assumptions for grants in 2005 and 2004: Dividend rate of 3.22% and 3.43%, price volatility of 14.97% and 19.94%, risk-free interest rate of 4.11% and 4.81%, and expected lives of 10 years.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements – In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Company does not anticipate the adoption of SFAS No. 123R to have a material impact on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

The Company does not believe that any newly issued but as yet unapplied accounting standards will have a material impact on the Company’s financial position or operations.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 NATURE OF OPERATIONS:

The Company operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at seven separate office locations to customers in the counties of Page, Greene, Rockingham, Albermarle, and the cities of Harrisonburg and Charlottesville, Virginia. The Bank also operates two separate subsidiaries, one being known as Pioneer Financial Services, LLC, which offers a variety of consumer investment and insurance services. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC, which is generally used in conjunction with certain foreclosed properties.

NOTE 3 CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.1 million and $1.0 million at December 31, 2005 and 2004, respectively.

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $7.8 million and $9.9 million at December 31, 2005 and 2004, respectively.

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2005
Available for Sale
U.S. government and agency securities	$8,532	$—	$(115)	$8,417
Mortgage-backed	527	—	(15)	512
State and municipals	214	7	—	221
Equity securities	1,894	116	(31)	1,979

	$11,167	$123	$(161)	$11,129

Held to Maturity
Mortgage-backed	$5	$—	$—	$5

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2004
Available for Sale
U.S. government and agency securities	$10,154	$3	$(79)	$10,078
State and municipals	214	15	—	229
Equity securities	1,794	230	—	2,024

	$12,162	$248	$(79)	$12,331

Held to Maturity
Mortgage-backed	$16	$—	$—	$16

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,523	$6,434	$4	$4
Due after one year through five years	2,009	1,983	—	—
Due five years through ten years	214	221	1	1
Due after ten years	—	—	—	—

	8,746	8,638	5	5

Mortgage-backed	527	512	—	—
Equity securities	1,894	1,979	—	—

	$11,167	$11,129	$5	$5

Realized gains and losses on available for sale securities are summarized below:

	2005	2004
	(In Thousands)
Gains	$234	$352
Losses	(112)	(47)

Net Gains	$122	$305

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

Investment securities with a book value of $713,000 and $1,210,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2005 and 2004, by duration of the unrealized loss are shown below. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

As of December 31, 2005, there are 21 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES		US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$981	$350	$830	$2,161
	Unrealized Losses	(18)	(9)	(31)	(58)
More than 12 Months	Fair Value	6,937	162	—	7,099
	Unrealized Losses	(97)	(6)	—	(103)

Total	Fair Value	7,918	512	830	9,260
	Unrealized Losses	(115)	(15)	(31)	(161)

As of December 31, 2004, there were 10 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES		US Government Agency Securities	Mortgage-Backed Securities	Total
		(In Thousands)
Less than 12 Moths	Fair Value	$7,778	$—	$7,778
	Unrealized Losses	(76)	—	(76)
More than 12 Moths	Fair Value	—	254	254
	Unrealized Losses	—	(3)	(3)

Total	Fair Value	7,778	254	8,032

	Unrealized Losses	(76)	(3)	(79)

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	December 31, 2005	December 31, 2004
	(In Thousands)
Mortgage loans on real estate
Construction loans	$11,543	$7,193
Agricultural	4,595	4,607
Equity lines of credit	1,780	1,738
Residential 1-4 family	43,308	41,125
Second Mortgages	3,807	3,305
Multifamily	3,275	1,853
Commercial	21,892	17,046

Total real estate loans	90,200	76,867

Commercial and agricultural loans	5,543	3,548
Consumer installment loans
Personal	14,699	13,641
Credit cards	668	729

Total consumer installment loans	15,367	14,370
All other loans	225	166

Gross Loans	111,335	94,951
Less unearned income on loans	(1,311)	(1,322)

Loans, less unearned discount	110,024	93,629

Less allowance for loan losses	(1,332)	(1,346)

Net Loans Receivable	$108,692	$92,283

Deposit accounts reclassified as loans totaled $53,000 and $41,000 as of December 31, 2005 and 2004, respectively.

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a case by case basis depending upon the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of its market service area.

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit and second mortgages totaled $48.9 million as of December 31, 2005 as compared to $46.2 million at December 31, 2004. The small business commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $41.3 million as of December 31, 2005 as compared to $30.7 million at December 31, 2004. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS (Continued):

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2005 and 2004:

	2005	2004
	(In Thousands)
Impaired loans with a valuation allowance	$479	$620
Impaired loans without a valuation allowance	—	—

Total Impaired loans	$479	620

Valuation allowance related to impaired loans	$90	175

Average investment in impaired loans	$502	511

Interest income recognized on impaired loans	$30	$51

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $50,000 and $271,000 at December 31, 2005 and 2004, respectively. The impact on interest income of these account being in nonaccrual status was minimal for both reporting periods presented. The amount of interest that would have accrued on these loans would have approximated only $9 for 2005 and $1,000 for 2004.

Loans past due greater than 90 days and still accruing interest at December 31, 2005 and 2004 totaled $126,000 and $428,000, respectively.

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2005	2004
	(In Thousands)
Balance, beginning of year	$1,346	$1,433
Provision charged to operating expenses	401	72
Recoveries of loans charged off	288	459
Loans charged off	(703)	(618)

Balance, End of Year	$1,332	$1,346

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BANK PREMISES, EQUIPMENT and SOFTWARE:

Bank premises, equipment and computer software included in the financial statements at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,301	3,374
Furniture and equipment	4,116	3,826
Construction in process	—	365
Computer software	1,112	1,021

	10,220	9,277
Less accumulated depreciation	5,639	5,127

Net	$4,581	$4,150

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2005 and 2004 was $512,000 and $557,000, respectively.

NOTE 9 TIME DEPOSITS:

At December 31, 2005, the scheduled maturities of time deposits (in thousands) are as follows:

2006	$31,807
2007	13,096
2008	4,427
2009	2,053
2010	3,837

Total	$55,220

NOTE 10 LONG-TERM DEBT:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $57.2 million and $53.3 million as of December 31, 2005 and 2004, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LONG TERM DEBT (Continued):

At December 31, 2005, the total fixed-rate long-term debt with FHLB totaled $14.5 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. At December 31, 2004, the total fixed-rate long-term debt with FHLB was $18.3 million.

The contractual maturities of FHLB advances as of December 31, 2005 are as follows:

Fixed Rate
(In Thousands)
Due in 2006	$3,800
Due in 2007	3,800
Due in 2008	3,800
Due in 2009	3,100

$14,500

NOTE 11 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	2005	2004
	(In Thousands)
Supplies and printing	$127	$142
Directors fees	161	162
Professional fees	234	182
Telephone	145	117
Prepayment penalties	—	189
Other	676	706

Total	$1,343	$1,498

NOTE 12 DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2006, the maximum amount of dividends the Bank can pay to the Company is $1.1 million or 8.1% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 INCOME TAXES:

The components of income tax expense are as follows:

	2005	2004
	(In Thousands)
Current income tax expense	$736	$749
Deferred income tax expense	13	43

Income Tax Expense	$749	$792

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2005	2004
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$753	$800
(Decrease) resulting from:
Tax-exempt municipal income	(4)	(8)
State income taxes	7	—
Other	(7)	—

Income Tax Expense	$749	$792

At December 31, the net deferred tax asset was made up of the following:

	2005	2004
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$206	$246
Deferred compensation	61	60
Prepayment Penalties (FHLB)	51	64
Securities available for sale	9	—
Other	10	6

Total	$337	376

Deferred Tax Liabilities
Depreciation	95	144
Cash surrender value of life insurance	23	19
Securities available for sale	—	67
Other	36	26

Total	154	256

Net Deferred Tax Asset	$183	$120

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the institution’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below: (in thousands)

	Actual		For Capital Adequacy Purposes			Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$14,864	14.9%	$8,002	≥	8.0%	N/A		N/A
Pioneer Bank	$11,824	12.2%	$7,786	≥	8.0%	$9,733	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,614	13.6%	$4,001	≥	4.0%	N/A		N/A
Pioneer Bank	$10,606	10.9%	$3,893	≥	4.0%	$5,840	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,614	9.5%	$5,710	≥	4.0%	N/A		N/A
Pioneer Bank	$10,606	7.6%	$5,567	≥	4.0%	$6,959	≥	5.0%
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$14,139	16.6%	$6,807	≥	8.0%	N/A		N/A
Pioneer Bank	$11,099	13.5%	$6,599	≥	8.0%	$8,249	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,075	15.4%	$3,403	≥	4.0%	N/A		N/A
Pioneer Bank	$10,064	12.2%	$3,300	≥	4.0%	$4,949	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,075	10.5%	$4,961	≥	4.0%	N/A		N/A
Pioneer Bank	$10,064	8.3%	$4,847	≥	4.0%	$6,059	≥	5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 STOCK OPTION PLAN:

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options.

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of an Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On May 20, 2005, the Board of Directors granted Options to current non-employee directors for 2005. The effective date of the grant is May 20, 2005 and the Options may be exercised on or after May 20, 2006.

A summary of the activity in the Company’s stock option plan is as follows:

	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,500	$14.20	4,700	$13.49
Granted	800	17.50	800	18.40
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	6,300	$14.62	5,500	$14.20

Options exercisable at year-end	5,500	$14.20	4,700	$13.49

Weighted-average fair value of options granted during the year		$2.84		$3.92

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$18.00	700	2.5 years	700	2.5 years
12.75	3,200	5.0	3,200	5.0
12.50	800	7.5	800	7.5
18.40	800	8.5	800	8.5
17.50	800	9.5	—	—

Outstanding at end of year	6,300	6.1	5,500	5.6

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2005		2004
	Shares	Per Share Amount	Shares Amount	Per Share
Basic earnings per share	1,033,921	$1.42	1,073,435	$1.46

Effect of dilutive securities:
Stock Options	1,154		1,081

Diluted earnings per share	1,035,075	$1.42	1,074,516	$1.45

As of December 31, 2005 and 2004, stock options representing 925 and 1,300 average shares, respectively, were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 17 OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2005	2004
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$5,655	$2,920
Loan commitments and letters of credit (commercial and personal)	7,223	5,369
Credit card unused credit limits	1,607	1,909

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

NOTE 18 TRANSACTIONS WITH RELATED PARTIES:

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Loan transactions to such related parties are shown in the following schedule:

	2005	2004
	(In Thousands)
Total loans, beginning of year	$710	$821
New loans	159	—
Payments	(71)	(111)

Total Loans, End of Year	$798	$710

NOTE 19 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market; significant estimates, assumptions and present value calculations are required to determine estimated fair value.

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

At December 31, 2005 and 2004, the fair value of loan commitments and stand-by letters of credit were immaterial.

Estimated fair value and the carrying value of financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash	$7,373	$7,373	$9,896	$9,896
Interest bearing deposits	4,897	4,946	10,480	10,480
Federal funds sold	3,250	3,250	950	950
Securities available for sale	11,129	11,129	12,331	12,331
Securities held to maturity	5	5	16	16
Restricted Securities	1,016	1,016	1,181	1,181
Loans, net	109,772	108,692	97,793	92,283
Accrued interest receivable	567	567	491	491

Financial Liabilities
Demand Deposits:
Non-interest bearing	29,704	29,704	26,194	26,194
Interest bearing	14,525	14,525	14,890	14,890
Savings deposits	14,264	14,264	13,954	13,954
Time deposits	55,201	55,220	45,979	45,759
Long-term debt	14,238	14,500	18,314	18,300
Accrued interest payable	435	435	253	253

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

NOTE 20 EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 3 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2005 and 2004, total expense attributable to this plan amounted to $34,462 and $36,949, respectively.

The Company’s Employee Stock Ownership Plan (ESOP), which previously held 65,018 of outstanding shares of common stock, was terminated and dissolved effective December 30, 2004. The termination of this plan gave participants certain rights and elections for benefits to be paid either in cash or stock. The termination of the ESOP plan resulted in the retirement of 39,605 shares of stock at a value of $15.47 per share or $613,000 as of December 31, 2004. Benefit participants who chose to retain their initial shares of stock under this termination were given certain put options, which required the Company to repurchase and retire these shares if exercised, as described in the plan agreement at the stock’s latest appraised fair market value for ESOP purposes. As of December 31, 2005, there were 22,564 additional shares of stock retired as a result of certain exercised put options at a value of $19.06 per share or $430,000. The funding for the retirement of ESOP shares in 2004 and 2005 were taken from capital reserves in the form of a dividend from the Bank to the Company. There are no outstanding put options remaining for the terminated ESOP plan as of December 31, 2005.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(In Thousands)
ASSETS

Cash and cash equivalents	$454	$491
Investment in subsidiary	10,885	10,384
Securities available for sale	1,979	2,024
Bank premises and equipment, net	723	737

Total Assets	$14,041	$13,636

LIABILITIES

Deferred income taxes	$36	$93
Income tax payable	45	6
Accrued expenses	15	—

Total Liabilities	96	99

STOCKHOLDERS’ EQUITY

Common stock	506	517
Retained earnings	13,468	12,918
Accumulated other comprehensive income, net	(29)	102

Total Stockholders’ Equity	13,945	13,537

Total Liabilities and Stockholders’ Equity	$14,041	$13,636

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
	(In Thousands)
INCOME

Dividends from subsidiary	$830	$1,565
Interest income	17	1
Dividend income	31	35
Security gains	122	174
Rent income	83	83
Other income	5	4

Total Income	1,088	1,862

EXPENSES

Occupancy expenses	37	37
Equipment expense	5	14
Other operating expenses	79	74

Total Expenses	121	125

Net income before income tax expense and increase (decrease) in undistributed equity of affiliates	967	1,737

INCOME TAX EXPENSE	44	56

Net income before increase (decrease) in undistributed income of affiliates	923	1,681
Undistributed (distributed) income of subsidiary	542	(119)

NET INCOME	$1,465	$1,562

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,465	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
(Undistributed) distributed subsidiary income	(542)	119
(Gain) on security sales	(122)	(174)
Depreciation	29	36
Net change in:
Accrued expenses	52	(11)

Net Cash Provided by Operating Activities	882	1,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	3,310	2,105
Purchase of securities available for sale	(3,288)	(2,179)
Purchase of premises and equipment	(15)	—

Net Cash Provided by (Used in) Investing Activities	7	(74)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and subsequent retirement of common stock	(430)	(613)
Dividends paid	(496)	(515)

Net Cash Used in Financing Activities	(926)	(1,128)

Net Increase (decrease) in Cash and Cash Equivalents	(37)	330

Cash and Cash Equivalents, Beginning of Year	491	161

Cash and Cash Equivalents, End of Year	$454	$491

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

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

We have established disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Item 8B. Other Information.

Not Applicable

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All required information on the directors of the Company is detailed in the Company’s 2006 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Betty J. Purdham	57	Senior Vice President/Lending Officer, Pioneer Bank.

Judy L. Painter	56	Senior Vice President/Administration Officer, Pioneer Bank.

Eugene G. Colligan	63	Vice President/Chief Lending Officer. Pioneer Bank

Lori G. Hassett	39	Vice President/Chief Financial Officer, Pioneer Bank

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

Equity Compensations Plan Information.

The following table sets forth information as of December 31, 2005 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	6,300 shares	$14.62	7,700 shares
Equity Compensation plans not approved by security holders
Total	6,300 shares	$14.62	7,700 shares

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pioneer Bankshares, Inc.

Date: 3/28/06	By:	/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/28/06	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG Robert E. Long	Director	3/22/06

/s/ KYLE MILLER Kyle Miller	Director	3/23/06

/s/ PATRICIA G. BAKER Patricia G. Baker	Director	3/21/06

/s/ DAVID N. SLYE David N. Slye	Director	3/23/06

/s/ HARRY F. LOUDERBACK Harry F. Louderback	Director	3/21/06

/s/ LOUIS L. BOSLEY Louis L. Bosley	Director	3/22/06

/s/ MARK N. REED Mark N. Reed	Director	3/23/06

/s/ E. POWELL MARKOWITZ E. Powell Markowitz	Director	3/21/06

/s/ THOMAS R. ROSAZZA Thomas R. Rosazza	President, Chief Executive Officer and Director	3/22/06

/s/ LORI G. HASSETT Lori G. Hassett	Vice President, Chief Financial Officer	3/21/06