Form 10QSB
period 2006-03-31
PIONEER BANKSHARES INC/VA
filed 2006-05-15
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Interest and Dividend Income:
Loans including fees	$2,158	$1,833
Interest on securities - taxable	66	110
Interest on securities - nontaxable	2	2
Interest on deposits and federal funds sold	92	51
Dividends	34	15

Total Interest and Dividend Income	2,352	2,011

Interest Expense:
Deposits	543	340
Long term debt	149	159

Total Interest Expense	692	499

Net Interest Income	1,660	1,512
Provision for loan losses	103	90

Net interest income after provision for loan losses	1,557	1,422

Noninterest Income:
Service charges and fees	184	166
Other income	39	60
Gain on security transactions	—	44

Total Noninterest Income	223	270

Noninterest Expense:
Salaries and benefits	616	569
Occupancy expenses	90	78
Equipment expenses	193	199
Other expenses	386	387

Total Noninterest Expenses	1285	1,233

Income before Income Taxes	495	459
Income Tax Expense	163	155

Net Income	$332	$304

Per Share Data, basic and diluted
Net income	$0.33	$0.29

Dividends	$0.12	$0.12

Weighted Average Shares Outstanding, Basic	1,011,481	1,034,045

Weighted Average Shares Outstanding, Diluted	1,012,647	1,035,201

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2006	December 31 2005
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$7,495	$7,373
Federal funds sold	2,500	3,250
Interest bearing deposits in banks	7,009	4,946
Securities available for sale, at fair value	11,639	11,129
Securities held to maturity	4	5
Restricted securities	1,202	1,016
Loans receivable, net of allowance for loan losses of $1,430 and $1,332 respectively	113,723	108,692
Premises and equipment, net	4,631	4,581
Accrued interest receivable	610	567
Other assets	1,360	1,419

Total Assets	$150,173	$142,978

LIABILITIES

Deposits
Noninterest bearing demand	$30,721	29,704
Interest bearing
Demand	12,983	14,525
Savings	14,179	14,264
Time deposits over $100,000	10,388	12,421
Other time deposits	48,435	42,799

Total Deposits	116,706	113,713

Accrued expenses and other liabilities	1,023	820
Long term debt	18,200	14,500

Total Liabilities	135,929	129,033

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	13,679	13,468
Accumulated other comprehensive income (loss), net	59	(29)

Total Stockholders’ Equity	14,244	13,945

Total Liabilities and Stockholders’ Equity	$150,173	$142,978

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2004	517	12,918	102	13,537

Comprehensive Income		304		304
Net Income
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $19)			(30)
Reclassification adjustment for gains included in net income (net of tax effect of $15)			(29)	(59)

Total Comprehensive Income				245
Cash Dividends		(124)		(124)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2005	$517	$13,098	$43	$13,658

BALANCE DECEMBER 31, 2005	506	13,468	(29)	13,945

Comprehensive Income
Net Income		332		332
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $52)			88	88

Total Comprehensive Income				420

Cash Dividends	—	(121)	—	(121)
Retirement of common stock	—	—	—	—

BALANCE MARCH 31, 2006	$506	$13,679	$59	$14,244

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$332	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	90
Depreciation and amortization	143	125
Gain on sale of securities	—	(44)
Net amortization on securities	13	28
Net change in:
Accrued interest receivable	(43)	(24)
Other assets	7	115
Accrued expense and other liabilities	203	100

Net Cash Provided by Operating Activities	758	694

Cash Flows from Investing Activities:
Net change in federal funds sold	750	850
Net change in interest bearing deposits	(2,063)	5,264
Net change in restricted securities	(186)	80
Proceeds from maturities and sales of securities available for sale	37	425
Proceeds from maturities and calls of securities held to maturity	1	2
Purchase of securities available for sale	(420)	(6,593)
Net increase in loans	(5,134)	(1,614)
Purchase of bank premises and equipment	(193)	(244)

Net Cash Used in Investing Activities	(7,208)	(1,830)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(610)	(1,660)
Time deposits	3,603	589
Proceeds from borrowings	5,000	—
Curtailments of borrowings	(1,300)	(1,300)
Dividends paid	(121)	(124)

Net Cash Provided by (Used in) Financing Activities	6,572	(2,495)

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	122	(3,631)
Cash and Cash Equivalents, beginning of year	7,373	9,896

Cash and Cash Equivalents, End of Period	$7,495	$6,265

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$714	$485
Income taxes	$—	$—

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-month periods and year to date periods ended March 31, 2006 and March 31, 2005. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Reclassifications - Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock Compensation Plans – The Company previously accounted for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Financial Accounting Standards Board (FASB) Statement No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), replaces and supersedes APB Opinion No. 25. This revised accounting principle now requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The Company has adopted SFAS No. 123R and does not expect this change in accounting principle to have a material impact on its financial condition or future results of operations.

The following table details the effect on net income and earnings per share had the stock-based compensation expense been recorded in the first three months of 2005 based on the revised accounting principle of SFAS No. 123R:

March 31, 2005
(In Thousands, except per share data)
Net Income, as reported	$304
Total stock-based compensation expenses determined under fair value based method for all rewards	—

Pro forma net income	$304

Basic earnings per share
As reported	$0.29

Pro forma	$0.29

Diluted earnings per share
As reported	$0.29

Pro forma	$0.29

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2005:

Dividend rate of 3.22%, price volatility of 14.97%, risk-free interest rate of 4.11%, and expected lives of 10 years.

There were no additional stock options granted or exercised during the first quarter of 2006.

The expense relating to previously issued stock options, as of March 31, 2006, is less than $1,000 or $625 net of tax.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2006 and December 31, 2005 follows:

	(In Thousands)
	March 31, 2006		December 31, 2005
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$4	$4	$5	$5

Total	$4	$4	$5	$5

Securities available for sale:
U.S. Treasury and agency obligations	$8,520	$8,442	$8,532	$8,417
Mortgage-backed	489	480	527	512
Municipal securities	214	220	214	221
Equity securities	2,313	2,497	1,894	1,979

Total	$11,536	$11,639	$11,167	$11,129

As of March 31, 2006, there were 11 investment securities that had been in a loss position for more than 12 consecutive months and 9 additional securities that had been in a loss position for less than one year.

Management has the intent and ability to hold securities to their scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of March 31, 2006, is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$498	$—	$496	$994
Unrealized Losses	—	—	(77)	(77)

More than 12 Months
Fair Value	7 944	480	—	8,424
Unrealized Losses	(78)	(9)	—	(87)

Total
Fair Value	8,442	480	496	9,418
Unrealized Losses	(78)	(9)	(77)	(164)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2005, there were 21 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$981	$350	$830	$2,161
Unrealized Losses	(18)	(9)	(31)	(58)

More than 12 Months
Fair Value	6,937	162	—	7,099
Unrealized Losses	(97)	(6)	—	(103)

Total
Fair Value	7,918	512	830	9,260
Unrealized Losses	(115)	(15)	(31)	(161)

NOTE 3 LOANS:

Loans	outstanding are summarized as follows:

	(In Thousands)
	March 31, 2006	December 31, 2005
Mortgage loans on real estate
Construction loans	$12,241	$11,543
Agricultural	4,800	4,595
Equity lines of credit	2,237	1,780
Residential 1-4 family	45,041	43,308
Second Mortgages	4,297	3,807
Multifamily	3,550	3,275
Commercial	22,698	21,892

Total real estate loans	94,864	90,200

Commercial and industrial loans	6,075	5,543
Consumer installment loans
Personal	14,732	14,699
Credit cards	583	668

Total consumer installment loans	15,315	15,367
All other loans	211	225

Gross Loans	116,465	111,335
Less unearned income on loans	(1,312)	(1,311)

Loans, less unearned discount	115,153	110,024

Less allowance for loan losses	(1,430)	(1,332)

Net Loans Receivable	$113,723	$108,692

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005 follows:

	2006	2005
	(In Thousands)
Balance, beginning of period	$1,332	$1,346
Provision charged to operating expenses	103	90
Recoveries of loans charged off	123	82
Loans charged off	(128)	(137)

Balance, End of Period	$1,430	$1,381

NOTE 5 EARNINGS PER SHARE

The following shows the weighted average number of shares as of March 31, 2006 and 2005, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March, 31, 2006		March 31, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.33	1,034,045	$0.29

Effect of dilutive securities:
Stock Options	1,166		1,156

Diluted earnings per share	1,012,647	$0.33	1,035,201	$0.29

Stock options representing 1,500 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting periods ending March 31, 2006 and March 31, 2005.

NOTE 6 OTHER EXPENSES:

Other expenses in the consolidated statement of income include the following components:

	March 31,
	2006	2005
	(In Thousands)
Director Fees	$40	$55
Professional Fees	39	68
Insurance Expense	32	20
Postage	20	27
Supplies and Printing	37	30
Telephone Expense	42	31
Other	176	156

Total	$386	$387

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

Overview

In the first three months of 2006, net income including securities transactions was $332,000 ($0.33 per share) compared with $304,000 ($0.29) for the first three months of 2005. This represents an increase of $28,000 or 9.21%. The increase in net income can be accounted for mainly in the category of interest income and fees on loans and is the result of the Company’s continued efforts to expand its loan portfolio.

Total assets for the Company as of March 31, 2006 were $150.2 million compared to $143.0 million at year-end 2005. This is an increase of approximately $7.2 million or 5.03%. Total net loans have increased from $108.7 million as of December 31, 2005 to $113.7 million as of March 31, 2006. This represents an increase of approximately $5.0 million or 4.63%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of March 31, 2006 were $135.9 million compared to $129.0 million at year-end 2005. This represents an increase of approximately $6.9 million or 5.34%. The primary increases in liability accounts have been in time deposit accounts and outstanding borrowings. Total time deposit accounts have increased by approximately $3.6 million and outstanding borrowings have increased by $3.7 million. These increases in deposits and borrowings are directly related to the increase in loans and the Company’s efforts to maintain adequate sources of funding for future lending opportunities.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of March 31, 2006, total capital was $14.2 million.

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

The Company uses historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: 1) Statement of Financial Accounting Standard (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and 2) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2006 and December 31, 2005. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased $341,000 or 6.96% during the first three months of 2006 as compared to the first three months of 2005. Total interest expense increased $193,000 or 38.69% in the first three months of 2006 compared to the same period of 2005. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $148,000 or 9.79% for the period ending March 31, 2006 compared to the period ending March 31, 2005. The net interest margin decreased from 5.01% for the first three months of 2005 to 4.98% for the first three months of 2006. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings, were the main contributors to the slight decrease in net interest margin. The average yield on earning assets increased from 6.66% as of March 31, 2005 to 7.04% as of March 31, 2006, as a result of current economic conditions and market interest rates.

The average interest rate being paid on time deposits increased from 2.65% as of March 31, 2005 to 3.53% as of March 31, 2006. This is directly related to the recent increases in market interest rates during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2006 The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

In the first three months of 2006, non-interest income decreased by $47,000 when compared to the same period last year. This decrease can be accounted for primarily in the category of gains on securities transactions. The first three months of the prior year included gains on securities transactions of $44,000. This is approximately 93.6% of the overall decrease in non-interest income. Security gains are generally infrequent in nature and are considered non-recurring income.

Service charge income increased by $18,000, while other income decreased by $21,000. The increase in service charge income is primarily in the category of overdraft fees related to the Company’s bounce protection product for checking accounts. The decrease in other income can be accounted for mainly in the area of gains on foreclosure properties in the prior year of approximately $18,000. Foreclosure transactions for the Company are generally infrequent in nature and are considered to be non-recurring income. There have been no gains related to foreclosures as of March 31, 2006.

Noninterest Expense

For the first three months of 2006, non-interest expense increased $52,000 or 4.22% in comparison to the first three months of 2005. Salaries and benefits increased by $47,000 due to regular payroll adjustments, cost of living increases, and the additional staffing of commercial lending officers in order to promote loan growth. Occupancy expenses increased $12,000 and is primarily the result of additional depreciation expense related to the recent completion of the new data processing facility. There was also a slight decrease in equipment expense of approximately $6,000. Additionally, other expenses decreased by approximately $1,000.

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

As of March 31, 2006, the net amortized cost of securities available for sale was approximately $103,000 less than the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $695,000 during the first three months of 2006. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 21.45% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first three months of 2006, net loans increased by approximately $5.0 million or 4.63%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $8,000 at March 31, 2006 compared to $519,000 at March 31, 2005. This represents a decrease of $511,000 and is mainly due to management’s continued proactive collection efforts. These collection efforts have resulted in past due customers bringing their accounts current. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2006 was $285,000 compared to $587,000 at March 31, 2005. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $70,000 as of March 31, 2006. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2006 that are not included in the past due or non-accrual loans referred to above.

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

Management also evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Additional allocation factors relating to identified loan concentrations, unfunded commitments, and loan growth trends are also included in the calculation of the adequacy of the loan loss reserve. The periodic review of the allowance for loan loss and funding provision considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to collateral values and maintains the allowance for loan losses at a level which is adequate to absorb credit losses considered to be inherent in the loan portfolio. Management engages the services of an outside loan review firm on an annual basis to evaluate the loan portfolio, provide an independent analysis of significant borrowers, and to assist in identifying potential problem credits. The independent loan review report is used by management as an additional tool for monitoring and minimizing risks that may be inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

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

The allowance for loan loss balance of $1.4 million at March 31, 2006 increased by approximately $98,000 from its level at December 31, 2005. The cumulative balance in the allowance for loan loss account was equal to 1.24% and 1.21% of total loans at March 31, 2006 and December 31, 2005, respectively. The increase in the allowance account is directly related to the significant growth in the loan portfolio and is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending March 31, 2006 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s practices for funding the allowance for loan loss account effectively match expenses to loan losses as they are occurring and ensure that losses are properly recorded in the period in which they occur.

Management’s evaluation of the allowance for loan losses for the periods ending March 31, 2006 and December 31, 2005 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises and Equipment

The Company is currently in the process of implementing new software and equipment in conjunction with the implementation of the Check Truncation Act of the 21st Century (“Check 21”), which became effective October 28, 2004. The Check 21 Act is expected to have an impact on all financial institutions in the coming months by creating an electronic means of clearing checks. The estimated costs of equipment and check processing software related to Check 21 are not expected to exceed $35,000.

The Company is considering the implementation of branch data capture and merchant capture equipment. This will allow remote branch locations and certain merchant customers to process deposit transactions electronically. The estimated cost of the data capture equipment is not expected to exceed $75,000 and will likely be offset with cost savings associated with the elimination of courier services or other merchant fee income.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first three months of 2006, total deposits have increased by $3.0 million or 2.63%. This increase was mainly in the area of time deposit accounts, and is believed to be the result of consumer demand for higher income opportunities in interest bearing accounts.

Long Term Debt

The Bank has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2006, total borrowings were $18.2 million compared to $14.5 million at December 31, 2005. This represents an increase of $3.7 million or 25.52%. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of March 31, 2006 and December 31, 2005, the Company’s total capital-to-total asset ratios were 9.49% and 9.75%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of March 31, 2006 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2006.

As of March 31, 2006, the Company had a negative cumulative Gap Rate Sensitivity Ratio of (27.62%) for the one year re-pricing period, compared with (23.72%) at December 31, 2005. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

Effect of Proposed Accounting Standards

The Company does not believe that any newly issued but as yet unapplied or recent accounting pronouncements will have a material impact on the Company’s financial position or operations.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$5,326	$109	8.18%	$3,392	$65	7.67%
Real estate	91,982	1,591	6.92%	77,551	1,309	6.75%
Installment	14,246	425	11.93%	13,008	425	13.07%
Credit card	618	33	21.36%	676	34	20.12%

Total Loans	112,172	2,158	7.69%	94,627	1,833	7.75%

Federal funds sold	3,338	32	3.83%	2,295	13	2.27%
Interest Bearing
Deposits	6,222	60	3.79%	5,208	38	2.92%
Securities
Taxable	10,102	85	3.37%	16,782	118	2.81%
Nontaxable [2]	2,112	24	4.54%	2,229	14	2.51%

Total earning assets	133,946	2,359	7.04%	121,141	2,016	6.66%

Interest Expense
Demand deposits	13,922	17	0.49%	14,627	15	0.41%
Savings	14,024	21	0.60%	13,980	19	0.54%
Time deposits	57,144	505	3.53%	46,216	306	2.65%
Borrowings	16,156	149	3.69%	17,772	159	3.58%

Total Interest Bearing
Liabilities	$101,246	$692	2.73%	$92,595	$499	2.16%

Net Interest Income		$1,667			$1,517

Net Interest Margin			4.98%			5.01%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2006

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$12,751	$9,099	$45,019	$48,284	$—	$115,153
Interest bearing bank deposits	4,313	2,696		—	—	7,009
Investment securities[2]	1,494	5,469	1,963	220	2,497	11,643
Restricted stock	—	—	—	—	1,202	1,202
Federal funds sold	2,500	—	—	—	—	2,500

Total	21,058	17,227	46,982	48,505	3,735	137,507

Sources of Funds:

Interest bearing demand deposits	12,983	—	—	—	—	12,983
Regular savings	14,179	—	—	—	—	14,179
Certificates of deposit $100,000 and over	10,548	22,090	15,797	—	—	48,435
Other certificates of deposit	2,822	3,854	3,712	—	—	10,388
Borrowings	600	25,944	19,509	—	—	18,200

Total	41,132	34,144	28,909	—	—	33,322

Discrete Gap	(20,074)	(16,917)	18,073	48,505	3,735

Cumulative Gap	(20,074)	(36,991)	(18,918)	29,587	33,322

Ratio of Cumulative Gap To Total Earning Assets at March 31, 2006	-14.99%	-27,62%	-14.12%	22.09%	24.88%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2005	-17.53%	-23.72%	-13.37%	22.14%	24.44%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at book value

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

We have established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings –

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds-

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2006.

Item 3. Defaults Upon Senior Securities –

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders –

Not Applicable

Item 5. Other Information –

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

Date: May 12, 2006