Form 10QSB
period 2006-06-30
PIONEER BANKSHARES INC/VA
filed 2006-08-11
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No.: 0-30541

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 11, 2006
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Interest and Dividend Income:
Loans including fees	$2,201	$1,902
Interest on securities - taxable	67	109
Interest on securities - nontaxable	3	3
Interest on deposits and federal funds sold	127	56
Dividends	29	38

Total Interest and Dividend Income	2,427	2,108

Interest Expense:
Deposits	613	368
Long term debt	192	172

Total Interest Expense	805	540

Net Interest Income	1,622	1,568
Provision for loan losses	41	76

Net interest income after provision for loan losses	1,581	1,492

Noninterest Income:
Service charges and fees	204	206
Other income	19	12
Gain on securities transactions	162	36

Total Noninterest Income	385	254

Noninterest Expense:
Salaries and benefits	563	598
Occupancy expenses	94	81
Equipment expenses	189	176
Other expenses	380	384

Total Noninterest Expenses	1,226	1,239

Income before Income Taxes	740	507
Income Tax Expense	256	171

Net Income	$484	$336

Per Share Data
Net income, basic and diluted	$0.48	$0.32

Dividends	$0.13	$0.12

Weighted Average Shares Outstanding, Basic	1,011,481	1,034,045

Weighted Average Shares Outstanding, Diluted	1,012,410	1,035,148

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Interest and Dividend Income:
Loans including fees	$4,359	$3,735
Interest on securities - taxable	133	219
Interest on securities - nontaxable	5	5
Interest on deposits and federal funds sold	219	107
Dividends	63	53

Total Interest and Dividend Income	4,779	4,119

Interest Expense:
Deposits	1,156	708
Long term debt	341	331

Total Interest Expense	1,497	1,039

Net Interest Income	3,282	3,080
Provision for loan losses	144	166

Net interest income after provision for loan losses	3,138	2,914

Noninterest Income:
Service charges and fees	388	372
Other income	58	72
Gain on securities transactions	162	80

Total Noninterest Income	608	524

Noninterest Expense:
Salaries and benefits	1,179	1,167
Occupancy expenses	184	159
Equipment expenses	382	375
Other expenses	766	771

Total Noninterest Expenses	2,511	2,472

Income before Income Taxes	1,235	966
Income Tax Expense	419	326

Net Income	$816	$640

Per Share Data
Net income, basic and diluted	$0.81	$0.62

Dividends	$0.25	$0.24

Weighted Average Shares Outstanding, Basic	1,011,481	1,034,045

Weighted Average Shares Outstanding, Diluted	1,012,410	1,034,148

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2006	December 31 2005
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$7,876	$7,373
Federal funds sold	400	3,250
Interest bearing deposits in banks	5,479	4,946
Securities available for sale, at fair value	15,129	11,129
Securities held to maturity	3	5
Restricted securities	1,202	1,016
Loans receivable, net of allowance for loan losses of $1,494 and $1,332 respectively	115,515	108,692
Premises and equipment, net	4,613	4,581
Accrued interest receivable	619	567
Other assets	1,482	1,419

Total Assets	$152,318	$142,978

LIABILITIES

Deposits
Noninterest bearing demand	$30,366	$29,704
Interest bearing
Demand	11,730	14,525
Savings	13,495	14,264
Time deposits over $100,000	9,799	12,421
Other time deposits	53,956	42,799

Total Deposits	119,346	113,713

Accrued expenses and other liabilities	828	820
Long term debt	17,600	14,500

Total Liabilities	137,774	129,033

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	14,031	13,468
Accumulated other comprehensive income (loss), net	7	(29)

Total Stockholders’ Equity	14,544	13,945

Total Liabilities and Stockholders’ Equity	$152,318	$142,978

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2004	$517	$12,918	$102	$13,537

Comprehensive Income
Net Income		640		640
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $32)			(56)
Reclassification adjustment for gains included in net income (net of tax effect of $30)			(50)	(106)

Total Comprehensive Income				534

Cash Dividends		(248)		(248)

BALANCE JUNE 30, 2005	$517	$13,310	$(4)	$13,823

BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945

Comprehensive Income
Net Income		816		816
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $86)			131
Reclassification adjustment for gains included in net income (net of tax effect of $67)			(95)	36

Total Comprehensive Income				852

Cash Dividends	—	(253)	—	(253)

BALANCE JUNE 30, 2006	$506	$14,031	$7	$14,544

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$816	$640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	144	166
Depreciation and amortization	287	248
Gain on sale of securities	(162)	(80)
Net Amortization on securities	23	56
Net change in:
Accrued interest receivable	(52)	(111)
Other assets	(82)	209
Accrued expense and other liabilities	8	2

Net Cash Provided by Operating Activities	982	1,130

Cash Flows from Investing Activities:
Net change in federal funds sold	2,850	950
Net change in interest bearing deposits	(533)	5,579
Purchase of restricted securities	(186)	(55)
Proceeds from maturities and sales of securities available for sale	3,008	1,672
Proceeds from maturities and calls of securities held to maturity	2	4
Purchase of securities available for sale	(6,814)	(9,169)
Net increase in loans	(6,967)	(7,096)
Purchase of bank premises and equipment	(319)	(527)

Net Cash Used in Investing Activities	(8,959)	(8,642)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(2,902)	474
Time deposits	8,535	1,952
Proceeds from borrowings	5,000	3,000
Curtailments of borrowings	(1,900)	(1,900)
Dividends paid	(253)	(248)

Net Cash (Used in) Provided by Financing Activities	8,480	3,278

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	503	(4,234)
Cash and Cash Equivalents, beginning of year	7,373	9,896

Cash and Cash Equivalents, End of Period	$7,876	$5,662

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,491	$1,000
Income taxes	$418	$174

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	55	(168)

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the six-month periods and year to date periods ended June 30, 2006 and June 30, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of Pioneer Bankshares, Inc. (“The Company”) and its form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

The following table details the effect on net income and earnings per share had the stock-based compensation expense been recorded in the first half of 2005 based on the revised accounting principle of SFAS No. 123R:

(In Thousands, except per share data)	June 30, 2005

Net Income, as reported	$640
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)

Pro forma net income	$639

Basic earnings per share
As reported	$0.62

Pro forma	$0.62

Diluted earnings per share
As reported	$0.62

Pro forma	$0.62

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2006 and 2005 respectively: Dividend rate of 3.07% and 3.22%, price volatility of 14.58% and 14.97%, risk-free interest rate of 5.13% and 4.11%, and expected lives of 10 years.

Additional stock options were granted to non-employee directors under this plan on May 9, 2006. The expense relating to all outstanding stock options, as of June 30, 2006, is approximately $1,000, net of tax. There have been no stock options exercised under this plan as of the date of this report.

NOTE 1 ACCOUNTING PRINCIPLES: (con’t)

The following summarizes the stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, 12/31/05	6,300	$14.62	6.1
New Options Granted	800	$22.20	10.0
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 6/30/06	7,400	$15.48	6.1
Options exercisable, 6/30/06	6,300	$14.62	6.1	$37,044

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2006 and December 31, 2005 follows:

	(In Thousands)
	June 30, 2006		December 31, 2005
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$3	$3	$5	$5

Total	$3	$3	$5	$5

Securities available for sale:
U.S. Treasury and agency obligations	$12,487	$12,425	$8,532	$8,417
Mortgage-backed	455	431	527	512
Municipal securities	214	218	214	221
Equity securities	1,956	2,055	1,894	1,979

Total	$15,112	$15,129	$11,167	$11,129

As of June 30, 2006, there were 9 investment securities that had been in a loss position for more than 12 consecutive months. Management has the intent and ability to hold securities to their scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of June 30, 2006, is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$5,481	$—	$1,283	$6,764
Unrealized Losses	(9)	—	(74)	(83)

More than 12 Months
Fair Value	6,458	431	—	6,889
Unrealized Losses	(53)	(24)	—	(77)

Total
Fair Value	$11,939	431	$1,283	$13,653
Unrealized Losses	(62)	(24)	(74)	(245)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2005, there were 21 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$981	$350	$830	$2,161
Unrealized Losses	(18)	(9)	(31)	(58)

More than 12 Months
Fair Value	6,937	162	—	7,099
Unrealized Losses	(97)	(6)	—	(103)

Total
Fair Value	$7,918	$512	$830	$9,260
Unrealized Losses	(115)	(15)	(31)	(161)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2006	December 31, 2005
Mortgage loans on real estate
Construction loans	$13,415	$11,543
Agricultural	4,677	4,595
Equity lines of credit	2,220	1,780
Residential 1-4 family	44,152	43,308
Second Mortgages	5,064	3,807
Multifamily	3,510	3,275
Commercial	22,373	21,892

Total real estate loans	95,411	90,200

Commercial and industrial loans	6,738	5,543
Consumer installment loans
Personal	15,311	14,699
Credit cards	607	668

Total consumer installment loans	15,918	15,367
All other loans	225	225

Gross Loans	118,292	111,335

Less unearned income on loans	(1,283)	(1,311)

Loans, less unearned discount	117,009	110,024

Less allowance for loan losses	(1,494)	(1,332)

Net Loans Receivable	$115,515	$108,692

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended June 30, 2006 and 2005 follows:

	2006	2005
	(In Thousands)
Balance, beginning of period	$1,332	$1,346
Provision charged to operating expenses	144	166
Recoveries of loans charged off	193	144
Loans charged off	(175)	(349)

Balance, End of Period	$1,494	$1,307

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the six month period ending June 30, 2006 and 2005, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.81	1,034,045	$0.62

Effect of dilutive securities:
Stock Options	929		1,103

Diluted earnings per share	1,012,410	$0.81	1,035,148	$0.62

Stock options representing 800 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of June 30, 2006. There were 700 anti-dilutive shares, as of June 30, 2005, which were not included in the EPS calculation.

The weighted average number of shares for the three month period ending June 30, 2006 and 2005, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2006		Three Month Ended June 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.48	1,034,045	$0.32

Effect of dilutive securities:
Stock Options	1,858		1,050

Diluted earnings per share	1,013,339	$0.48	1,035,095	$0.32

NOTE 6 BORROWINGS:

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

As of June 30, 2006, the total outstanding borrowings with FHLB were $17.6 million with approximately $12.6 million being fixed-rate long-term debt, which matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. As of June 30, 2006, the total outstanding borrowing with variable interest rates was $5.0 million.

The maturities of FHLB advances as of June 30, 2006 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2006	2005
	(In Thousands)
Director Fees	$83	$95
Professional Fees	70	131
Postage	41	40
Supplies and Printing	74	68
Telephone Expense	81	61
Other	417	376

Total	$766	$771

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

Overview

For the six months ended June 30, 2006, net income including securities transactions was $816,000 ($0.81 per share) compared with $640,000 ($0.62 per share) for the first half of 2005. This represents an increase of $176,000 or approximately 27.50%. The increase in net income can be primarily attributed to an increase in interest income on loans, as well as an increase in gains on securities transactions compared to the prior year. Interest income on loans increased by approximately $624,000 or 16.71% . This increase in interest income on loans is related to increased loan volume and increasing market interest rates. Gains on securities transactions during the six months ended June 30, 2006 were $162,000 compared to gains in the same period last year of $80,000. This increase of approximately $82,000 had a net tax effect on income of approximately $51,000.

Total assets for the Company as of June 30, 2006 were $152.3 million compared to $143.0 million at year-end 2005. This is an increase of approximately $9.3 million or 6.50%. Total net loans have increased from $108.7 million as of December 31, 2005 to $115.5 million as of June 30, 2006. This represents an increase of $6.8 million or 6.26%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of June 30, 2006 were $137.8 million compared to $129.0 million at year-end 2005. This represents an increase of approximately $8.8 million or 6.82%. The primary increases in liability accounts have been in time deposits and outstanding long-term borrowings. Time deposits increased by $8.5 million during the first half of 2006, and outstanding borrowings have increased by $3.1 million.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of June 30, 2006, total capital was $14.5 million.

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

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are evident. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 at June 30, 2006 and December 31, 2005. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $660,000 or 16.02% in the first half of 2006 compared to the first half of 2005. Total interest expense increased $458,000 or 44.08% during the first half of 2006 compared to the same period of 2005. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $202,000 or 6.56% for the six month period ending June 30, 2006 compared to the six month period ending June 30, 2005. The net interest margin decreased from 5.02% for the first six months of 2005 to 4.82% for the first six months of 2006. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors to the decrease in net interest margin. The average yield on earning assets increased from 6.70% as of June 30, 2005 to 7.01% as of June 30, 2006.

The average interest rate being paid on time deposits increased from 2.75% as of June 30, 2005 to 3.67% as of June 30, 2006. The average interest rate being paid for on borrowed funds increased from 3.57% as of June 30, 2005 to 4.22$ as of June 30, 2006. The increased in these average costs are directly related to the recent increases in market interest rates and the increased deposit volume during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2006. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

During the first half of 2006, non-interest income increased by $84,000 or 16.03% when compared to the same period last year. The primary factor contributing to this increase were gains on securities transactions of $162,000 compared to gains in the prior year of only $80,000. This accounts for $82,000 or approximately 97.62% of the overall increase in non-interest income. Service charge income increased by $16,000, while other income decreased by $14,000. The increase in service charge income is primarily the result of additional ATM fees being collected due to change in transaction processing. The decrease in other income is attributed to a one-time gain in 2005 of approximately $18,000 relating to the sale of a foreclosure property. There were no sales of foreclosure properties as of June 30, 2006.

Noninterest Expense

During the first half of 2006, non-interest expense increased $39,000 or 1.58% in comparison to the first half of 2005. Salaries and benefits increased by $12,000 due to regular payroll adjustments and cost of living increases. Occupancy expenses increased $25,000 and equipment expense increased by approximately $7,000. Additionally, other expenses decreased by $5,000. The increased occupancy and equipment expenses are primarily attributed to additional depreciation related to the new data processing facility, as well as required equipment upgrades related to banking technologies.

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

As of June 30, 2006, the market value of securities available for sale was approximately $17,000 more than the amortized cost as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect market fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $4.2 million during the first half of 2006. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 13.58% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

In the first half of 2006, net loans increased by approximately $6.8 million or 6.26%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $16,000 at June 30, 2006 compared to $474,000 at June 30, 2005. This represents a decrease of $458,000 and is mainly due to management’s continued proactive collection efforts. These collection efforts have resulted in past due customers bringing their accounts current. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2006 was $420,000 compared to $581,000 at June 30, 2005. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $95,000 as of June 30, 2006. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2006 that are not included in the past due, non-accrual loans , or impaired loans referred to above.

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

The allowance for loan loss balance of $1.494 million at June 30, 2006, increased by approximately $162,000 from its level at December 31, 2005. The cumulative balance in the allowance for loan loss account was equal to 1.28% and 1.21% of total loans at June 30, 2006 and December 31, 2005, respectively. The increase in the allowance account is directly related to the significant growth in the commercial real estate and residential loan portfolios./ This increase is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending June 30, 2006 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s practices for funding the allowance for loan loss account effectively match expenses to loan losses as they are occurring and ensure that losses are properly recorded in the period in which they occur.

Management’s evaluation of the allowance for loan losses for the periods ending June 30, 2006 and December 31, 2005 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

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

The Company also periodically evaluates opportunities for possible additional branch locations for the future. There are no immediate plans for additional office locations at this time.

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained stable with steady growth in new market areas. During the first half of 2006, total deposits have increased by $5.6 million or 4.95%. This increase was mainly in the area of time deposit accounts, and is believed to be the result of consumer demand for higher income opportunities in interest bearing accounts.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (“FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2006, total borrowings were $17.6 million compared to $14.5 million at December 31, 2005. This represents an increase of $3.1 million or 21.38%. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of June 30, 2006, and December 31, 2005, the Company’s total capital-to-total asset ratios were 9.55% and 9.75%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

There are no off-balance sheet items that should impair future liquidity. Liquidity as of June 30, 2006 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2006.

As of June 30, 2006, the Company had a cumulative Gap Rate Sensitivity Ratio of -30.07% for the one year re-pricing period, compared with (23.72%) at December 31, 2005. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$5,651	$233	8.25%	$3,577	$139	7.77%
Real estate	93,588	3,226	6.89%	79,208	2,677	6.76%
Installment	14,389	835	11.61%	13,142	849	12.92%
Credit Card	603	65	21.56%	657	70	21.31%
Federal funds sold	3,798	84	4.42%	1,696	20	2.36%
Interest Bearing Deposits	6,413	135	4.21%	5,817	87	2.99%
Investments
Taxable	10,147	172	3.39%	17,024	253	2.97%
Nontaxable [2]	2,225	42	3.78%	2,043	34	3.33%

Total earning assets	136,814	4,792	7.01%	123,164	4,129	6.70%

Interest Expense
Demand deposits	13,012	30	0.46%	14,641	29	0.40%
Savings	13,882	42	0.61%	14,215	40	0.56%
Time deposits	59,107	1,084	3.67%	46,395	639	2.75%
Borrowings	17,180	341	3.97%	18,531	331	3.57%

Total Interest Bearing Liabilities	$103,181	$1,497	2.90%	$93,782	$1,039	2.21%

Net Interest Income [1]		3,295			3,090

Net Interest Margin			4.82%			5.02%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$5,974	$124	8.30%	$3,760	$74	7.87%
Real estate	95,175	1,635	6.87%	80,847	1,368	6.77%
Installment	14,530	410	11.29%	13,274	424	12.78%
Credit card	588	32	21.77%	638	36	22.57%
Federal funds sold	4,252	52	4.89%	1,104	7	2.54%
Interest Bearing Deposits	6,602	75	4.54%	6,420	49	3.05%
Securities
Taxable	10,202	87	3.41%	17,264	135	3.13%
Nontaxable [2]	2,336	18	3.08%	1,859	20	4.30%

Total earning assets	139,659	2,433	6.97%	125,166	2,113	6.75%

Interest Expense
Demand deposits	12,113	13	0.43%	14,654	14	0.38%
Savings	13,742	21	0.61%	14,447	21	0.58%
Time deposits	61,048	579	3.79%	46,572	333	2.86%
Borrowings	18,193	192	4.22%	19,281	172	3.57%

Total Interest Bearing Liabilities	$105,096	$805	3.06%	$94,954	$540	2.27%

Net Interest Income [1]		$1,628			$1,573

Net Interest Margin			4.66%			5.03%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2006

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$11,019	$11,313	$47,175	$47,502	$—	$117,009
Interest bearing bank deposits	4,179	1,300	—	—	—	5,479
Investment securities	6,990	3,467	2,401	219	2,055	15,132
Restricted stock	—	—	—	—	1,202	1,202
Federal funds sold	400	—	—	—	—	400

Total	22,588	16,080	49,576	47,721	3,257	139,222

Sources of Funds:

Interest bearing demand deposits	11,730	—	—	—	—	11,730
Regular savings	13,495	—	—	—	—	13,495
Certificates of deposit $100,000 and over	1,706	4,718	3,375	—	—	9,799
Other certificates of deposit	11,427	27,931	14,598	—	—	53,956
Borrowings	1,300	7,500	8,800	—	—	17,600

Total	39,658	40,149	26,773	—	—	106,580

Discrete Gap	(17,070)	(24,069)	22,803	47,721	3,257	32,642

Cumulative Gap	(17,070)	(41,139)	(18,336)	29,385	32,642

Ratio of Cumulative Gap To Total Earning Assets at June 30, 2006	-12.48%	-30.07%	-13.40%	21.48%	23.86%

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting of Pioneer Bankshares, Inc. was held on May 18, 2006. At this meeting, Patricia G. Baker [votes for 720,817, against or withheld 3,517], Robert E. Long [votes for 720.817, against or withheld 3,517] and Kyle L. Miller [votes for 720,334, against or withheld 4,000] were elected to serve as directors. These directors will serve a three year term expiring in 2009. Each of these directors will be eligible for re-election at the end of their term.

After the shareholder meeting, the full Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

Item 5. Other Information

Not Applicable

Item 5a. Required 8-K Disclosures

Not Applicable

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

Date: August 11, 2006