Form 10QSB
period 2006-09-30
PIONEER BANKSHARES INC/VA
filed 2006-11-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Interest and Dividend Income:
Loans including fees	$2,245	$1,975
Interest on securities - taxable	83	87
Interest on securities - nontaxable	2	2
Interest on deposits and federal funds sold	137	93
Dividends	39	13

Total Interest and Dividend Income	2,506	2,170

Interest Expense:
Deposits	734	438
Long term debt	175	173

Total Interest Expense	909	611

Net Interest Income	1,597	1,559
Provision for loan losses	53	107

Net interest income after provision for loan losses	1,544	1,452

Noninterest Income:
Service charges and fees	197	204
Other income	10	18
Gain on securities transactions	143	39

Total Noninterest Income	350	261

Noninterest Expense:
Salaries and benefits	534	582
Occupancy expenses	97	82
Equipment expenses	217	185
Other expenses	414	398

Total Noninterest Expenses	1,262	1,247

Income before Income Taxes	632	466
Income Tax Expense	216	157

Net Income	$416	$309

Per Share Data
Net income, basic and diluted	$0.41	$0.30

Dividends	$0.13	$0.12

Weighted Average Shares Outstanding, Basic	1,011,481	1,034,045

Weighted Average Shares Outstanding, Diluted	1,013,968	1,035,253

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Interest and Dividend Income:
Loans including fees	$6,604	$5,710
Interest on securities - taxable	216	306
Interest on securities - nontaxable	7	7
Interest on deposits and federal funds sold	356	200
Dividends	102	66

Total Interest and Dividend Income	7,285	6,289

Interest Expense:
Deposits	1,890	1,146
Long term debt	516	504

Total Interest Expense	2,406	1,650

Net Interest Income	4,879	4,639
Provision for loan losses	197	273

Net interest income after provision for loan losses	4,682	4,366

Noninterest Income:
Service charges and fees	585	576
Other income	68	90
Gain on securities transactions	305	119

Total Noninterest Income	958	785

Noninterest Expense:
Salaries and benefits	1,713	1,749
Occupancy expenses	281	241
Equipment expenses	599	560
Other expenses	1,180	1,169

Total Noninterest Expenses	3,773	3,719

Income before Income Taxes	1,867	1,432
Income Tax Expense	635	483

Net Income	$1,232	$949

Per Share Data
Net income, basic and diluted	$1.22	$0.92

Dividends	$0.38	$0.36

Weighted Average Shares Outstanding, Basic	1,011,481	1,034,045

Weighted Average Shares Outstanding, Diluted	1,013,318	1,035,411

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$7,401	$7,373
Federal funds sold	750	3,250
Interest bearing deposits in banks	3,770	4,946
Securities available for sale, at fair value	13,971	11,129
Securities held to maturity	2	5
Restricted securities	1,089	1,016
Loans receivable, net of allowance for loan losses of $1,523 and $1,332 respectively	116,978	108,692
Premises and equipment, net	4,556	4,581
Accrued interest receivable	699	567
Other assets	1,500	1,419

Total Assets	$150,716	$142,978

LIABILITIES

Deposits
Noninterest bearing demand	$29,980	$29,704
Interest bearing
Demand	11,886	14,525
Savings	13,455	14,264
Time deposits over $100,000	10,801	12,421
Other time deposits	52,467	42,799

Total Deposits	118,589	113,713

Accrued expenses and other liabilities	985	820
Long term debt	16,300	14,500

Total Liabilities	135,874	129,033

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	14,315	13,468
Accumulated other comprehensive income (loss), net	21	(29)

Total Stockholders’ Equity	14,842	13,945

Total Liabilities and Stockholders’ Equity	$150,716	$142,978

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2004	$517	$12,918	$102	$13,537

Comprehensive Income
Net Income		949		949
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains (losses) arising during the period (net of tax effect of $8)			(18)
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(74)	(92)

Total Comprehensive Income				857
Cash Dividends		(372)		(372)

BALANCE SEPTEMBER 30, 2005	$517	$13,495	$10	$14,022

BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945

Comprehensive Income
Net Income		1,232		1,232
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $138)			239
Reclassification adjustment for gains included in net income (net of tax effect of $116)			(189)	50

Total Comprehensive Income				1,282
Cash Dividends	—	(385)	—	(385)

BALANCE SEPTEMBER 30, 2006	$506	$14,315	$21	$14,842

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,232	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	197	273
Depreciation and amortization	345	374
Gain on sale of securities	(305)	(119)
Net amortization on securities	24	80
Net change in:
Accrued interest receivable	(132)	(31)
Other assets	(104)	(60)
Accrued expense and other liabilities	165	167

Net Cash Provided by Operating Activities	1,422	1,633

Cash Flows from Investing Activities:
Net change in federal funds sold	2,500	650
Net change in interest bearing deposits	1,176	6,296
Purchase of restricted securities	(73)	165
Proceeds from maturities and sales of securities available for sale	10,322	10,944
Proceeds from maturities and calls of securities held to maturity	3	6
Purchase of securities available for sale	(12,811)	(15,388)
Net increase in loans	(8,483)	(12,413)
Purchase of bank premises and equipment	(319)	(812)

Net Cash Used in Investing Activities	(7,685)	(10,552)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(3,172)	3,314
Time deposits	8,048	8,354
Proceeds from borrowings	5,000	5,000
Curtailments of borrowings	(3,200)	(8,200)
Dividends paid	(385)	(372)

Net Cash (Used in) Provided by Financing Activities	6,291	8,096

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	28	(823)
Cash and Cash Equivalents, beginning of year	7,373	9,896

Cash and Cash Equivalents, End of Period	$7,401	$9,073

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$2,282	$1,547
Income taxes	$723	$303

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	72	(145)

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the nine month periods and year to date periods ended September 30, 2006 and September 30, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2005 annual report to stockholders of Pioneer Bankshares, Inc. (“the Company”) and its form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

The following table details the effect on net income and earnings per share had the stock-based compensation expense been recorded in the nine months of 2005 based on the revised accounting principle of SFAS No. 123R:

(In Thousands, except per share data)	September 30, 2005
Net Income, as reported	$949
Total stock-based compensation expenses determined under fair value based method for all rewards	(1)

Pro forma net income	$948

Basic earnings per share
As reported	$0.92

Pro forma	$0.92

Diluted earnings per share
As reported	$0.92

Pro forma	$0.92

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2006 and 2005 respectively: Dividend rate of 3.07% and 3.22%, price volatility of 14.58% and 14.97%, risk-free interest rate of 5.13% and 4.11%, and expected lives of 10 years.

Additional stock options were granted to non-employee directors under this plan on May 9, 2006. The expense relating to all outstanding stock options, as of September 30, 2006, is approximately $1,510, net of tax. There have been no stock options exercised under this plan as of the date of this report.

NOTE 1 ACCOUNTING PRINCIPLES: (con’t)

The following summarizes the stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options
				(In Thousands)
Options outstanding, 12/31/05	6,300	$14.62	6.1
New Options Granted	800	$22.20	10.0
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 9/30/06	7,100	$15.48	5.6
Options exercisable, 9/30/06	6,300	$14.62	5.6	$50

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2006 and December 31, 2005 follows:

	(In Thousands)
	September 30, 2006		December 31, 2005
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$2	$2	$5	$5

Total	$2	$2	$5	$5

Securities available for sale:
U.S. Treasury and agency obligations	$11,484	$11,482	$8,532	$8,417
Mortgage-backed	406	391	527	512
Municipal securities	214	218	214	221
Equity securities	1,833	1,880	1,894	1,979

Total	$13,937	$13,971	$11,167	$11,129

As of September 30, 2006, there were 5 investment securities that had been in a loss position for more than 12 consecutive months. Management has the intent and ability to hold securities to their scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of September 30, 2006, is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$495	$—	$794	$1,289
Unrealized Losses	(4)	—	(49)	(53)
More than 12 Months
Fair Value	2,484	391	—	2,875
Unrealized Losses	(19)	(14)	—	(33)

Total
Fair Value	$2,979	391	$794	$4,164
Unrealized Losses	(23)	(14)	(49)	(86)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2005, there were 21 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES (In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months
Fair Value	$981	$350	$830	$2,161
Unrealized Losses	(18)	(9)	(31)	(58)
More than 12 Months
Fair Value	6,937	162	—	7,099
Unrealized Losses	(97)	(6)	—	(103)

Total
Fair Value	$7,918	$512	$830	$9,260
Unrealized Losses	(115)	(15)	(31)	(161)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2006	December 31, 2005
Mortgage loans on real estate
Construction loans	$9,983	$11,543
Agricultural	4,964	4,595
Equity lines of credit	2,075	1,780
Residential 1-4 family	46,509	43,308
Second Mortgages	4,895	3,807
Multifamily	3,831	3,275
Commercial	24,713	21,892

Total real estate loans	96,970	90,200

Commercial and industrial loans	6,625	5,543
Consumer installment loans
Personal	15,337	14,699
Credit cards	573	668

Total consumer installment loans	15,910	15,367
All other loans	247	225

Gross Loans	119,752	111,335

Less unearned income on loans	(1,251)	(1,311)

Loans, less unearned discount	118,501	110,024

Less allowance for loan losses	(1,523)	(1,332)

Net Loans Receivable	$116,978	$108,692

The loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 follows:

	2006	2005
	(In Thousands)
Balance, beginning of period	$1,332	$1,346
Provision charged to operating expenses	197	273
Recoveries of loans charged off	268	222
Loans charged off	(274)	(550)

Balance, End of Period	$1,523	$1,291

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the nine month period ending September 30, 2006 and 2005, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$1.22	1,034,045	$0.92

Effect of dilutive securities:
Stock Options	1,837		1,208

Diluted earnings per share	1,013,318	$1.22	1,035,253	$0.92

Anti-dilutive stock option shares are generally excluded from the earnings per share calculations. However; there were no anti-dilutive shares for the period ending September 30, 2006 and 2005.

The weighted average number of shares for the three month period ending September 30, 2006 and 2005, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2006		Three Month Ended September 30, 2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.41	1,034,045	$0.30

Effect of dilutive securities:
Stock Options	2,487		1,366

Diluted earnings per share	1,013,968	$0.41	1,035,411	$0.30

NOTE 6 BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

As of September 30, 2006, the total outstanding borrowings with FHLB were $16.3 million with approximately $11.3 million being fixed-rate long-term debt, which matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. As of September 30, 2006, the total outstanding borrowing with variable interest rates was $5.0 million.

The maturities of FHLB advances as of September 30, 2006 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Director Fees	$124	$135
Insurance Expense	70	71
Professional Fees	99	174
Postage	54	54
Supplies and Printing	102	102
Telephone Expense	122	106
Other	609	527

Total	$1,180	$1,169

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

Overview

For the nine months ended September 30, 2006, net income including securities transactions was $1.232 million ($1.22 per share) compared with $949,000 ($0.92 per share) for the first nine months of 2005. This represents an increase of $283,000 or approximately 29.82%. The increase in net income can be primarily attributed to an increase in interest income on loans, as well as gains on securities transactions. Interest income on loans increased by approximately $894,000 or 15.66%. This increase in interest income on loans is related to increased loan volume and increases in market interest rates. Gains on securities transactions during the nine months ended September 30, 2006 were $305,000 compared to gains in the same period last year of $119,000. This increase of approximately $186,000 had a net tax effect on income of approximately $115,000.

Total assets for the Company as of September 30, 2006 were $150.7 million compared to $143.0 million at year-end 2005. This is an increase of approximately $7.7 million or 5.41%. Total net loans have increased from $108.7 million as of December 31, 2005 to $117.0 million as of September 30, 2006. This represents an increase of $8.3 million or 7.62%. The majority of this increase in loans is in the area of commercial and residential real estate properties.

Total liabilities for the Company as of September 30, 2006 were $135.9 million compared to $129.0 million at year-end 2005. This represents an increase of approximately $6.8 million or 5.30%. The primary increases in liability accounts have been in time deposits and outstanding borrowings. Time deposits increased by $8.0 million during the first nine months of 2006 and outstanding borrowings have increased by $1.8 million.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of September 30, 2006, total capital was $14.8 million.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basis principles of accounting: 1) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable, and 2) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets will be subject to at least an annual impairment review, and more frequently if certain impairment indicators are evident. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 at September 30, 2006 and December 31, 2005. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $996,000 or 15.84% in the nine month period ending September 30, 2006 compared to the nine month period ending September 30, 2005. Total interest expense increased $756,000 or 45.82% during the nine month period ending September 30, 2006 compared to the same period in 2005. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $240,000 or 5.17% for the nine month period ending September 30, 2006 compared to the nine month period ending September 30, 2005. The net interest margin decreased from 4.95% for the nine month period ending September 30, 2005 to 4.73% for the nine month period ending September 30, 2006. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors to the decrease in net interest margin. The average yield on earning assets increased from 6.70% as of September 30, 2005 to 7.05% as of September 30, 2006 due to increasing market rates. As noted, the increase in yield on earning assets was more than offset by an increase in average cost of interest bearing liabilities resulting in a decline in the net interest margin.

The average interest rate being paid on time deposits increased from 2.89% as of September 30, 2005 to 3.93% as of September 30, 2006. The average interest rate being paid for on borrowed funds increased from 3.68% as of September 30, 2005 to 4.01% as of September 30, 2006. The increased in these average costs are directly related to the recent increases in market interest rates and the increased deposit volume during the reporting period.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2006. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

During the nine month period ending September 30, 2006, non-interest income increased by $173,000 or 22.04% when compared to the same period last year. The primary factor contributing to this increase were gains on securities transactions of $305,000 compared to gains in the prior year of only $119,000. Service charge income increased by $9,000, while other income decreased by $22,000. The increase in service charge income is primarily the result of increases in the categories of ATM fees and NSF/Overdraft fees collected. The decrease in other income is primarily attributed to a one-time gain in 2005 of approximately $18,000 relating to the sale of a foreclosure property. There were no sales of foreclosure properties during the nine month period ending September 30, 2006.

Noninterest Expense

During the first nine months of 2006, non-interest expense increased $54,000 or 1.45% in comparison to the first nine months of 2005. Salaries and benefits decreased by $36,000 as a result of deferred compensation costs related to loan origination fees. Occupancy expenses increased $40,000 and equipment expense increased by approximately $39,000. Additionally, other expenses increased by $11,000. The increased occupancy and equipment expenses are primarily attributed to additional depreciation related to the new data processing facility, as well as required equipment upgrades related to banking technologies.

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

As of September 30, 2006, the market value of securities available for sale was approximately $34,000 more than the amortized cost as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect market fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $2.9 million during the first nine months of 2006. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 13.46% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

For the nine month period ending September 30, 2006, net loans increased by approximately $8.3 million or 7.62%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $347,000 at September 30, 2006 compared to $369,000 at December 31, 2006. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2006 was $319,000 compared to $479,000 at December 31, 2005. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $95,000 as of September 30, 2006. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2006 that are not included in the past due, non-accrual loans, or impaired loans referred to above.

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

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle which is based on estimates that are particularly susceptible to changes in the economic environment and market conditions.

The provision for loan losses and changes in the allowance for loan losses are shown in the notes to financial statements included in this report.

The allowance for loan loss balance of $1.523 million at September 30, 2006, increased by approximately $191,000 from its level at December 31, 2005. The cumulative balance in the allowance for loan loss account was equal to 1.29% and 1.21% of total loans at September 30, 2006 and December 31, 2005, respectively. The increase in the allowance account is directly related to the significant growth in the commercial real estate and residential loan portfolios. This increase is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the nine month period ending September 30, 2006 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative and consistent methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s practices for funding the allowance for loan loss account effectively matches expenses to loan losses as they are occurring and ensure that losses are properly recorded in the period in which they occur.

Management’s evaluation of the allowance for loan losses for the periods ending September 30, 2006 and December 31, 2005 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained stable with steady growth in new market areas. During the nine month period ending September 30, 2006, total deposits have increased by $4.9 million or 4.29%. This increase was mainly in the area of time deposit accounts, and is believed to be the result of consumer demand for higher income opportunities in interest bearing accounts. The growth in time deposits has been a combination of local customer accounts, as well as, some brokered certificate of deposit accounts. The growth in deposits is a direct source of funds to support loan and asset growth for the Company.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2006, total borrowings were $16.3 million compared to $14.5 million at December 31, 2005. This represents an increase of $1.8 million or 12.41%. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced for a 5 year term.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of September 30, 2006, and December 31, 2005, the Company’s total capital-to-total asset ratios were 9.85% and 9.75%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

There are no off-balance sheet items that should impair future liquidity. Liquidity as of September 30, 2006 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2006.

As of September 30, 2006, the Company had a cumulative Gap Rate Sensitivity Ratio of (34.34%) for the one year re-pricing period, compared with (23.72%) at December 31, 2005. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact as a result of SAB 108.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 158 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$5,944	$380	8.52%	$3,762	$221	7.83%
Real estate	94,355	4,878	6.89%	80,739	4,090	6.75%
Installment	14,500	1,249	11.49%	13,595	1,297	12.72%
Credit Card	598	97	21.63%	642	102	21.18%
Federal funds sold	4,507	163	4.82%	2,333	51	2.91%
Interest Bearing
Deposits	5,970	193	4.31%	6,324	149	3.14%
Investments
Taxable	10,098	279	3.68%	16,019	346	2.88%
Nontaxable [2]	2,187	67	4.08%	2,006	48	3.19%

Total earning assets	138,159	7,306	7.05%	125,420	6,304	6.70%

Interest Expense
Demand deposits	12,669	42	0.44%	15,051	46	0.41%
Savings	13,643	63	0.62%	14,170	60	0.56%
Time deposits	60,575	1,785	3.93%	47,908	1,040	2.89%
Borrowings	17,160	516	4.01%	18,277	504	3.68%

Total Interest Bearing Liabilities	$104,047	$2,406	3.08%	$95,406	$1,650	2.31%

Net Interest Income		$4,900			$4,654

Net Interest Margin			4.73%			4.95%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$6,514	$147	9.03%	$4,126	$82	7.95%
Real estate	95,866	1,652	6.89%	83,753	1,413	6.75%
Installment	14,725	414	11.25%	14,485	448	12.37%
Credit card	589	32	21.73%	612	32	20.92%
Federal funds sold	5,904	79	5.35%	3,586	31	3.46%
Interest Bearing
Deposits	5,097	58	4.55%	7,322	62	3.39%
Securities
Taxable	10,017	107	4.27%	14,040	93	2.65%
Nontaxable [2]	2,141	25	4.67%	1,935	14	2.89%

Total earning assets	140,853	2,514	7.14%	129,859	2,174	6.70%

Interest Expense
Demand deposits	11,995	12	0.40%	15,860	17	0.43%
Savings	13,173	21	0.64%	14,081	20	0.57%
Time deposits	63,462	701	4.41%	50,885	401	3.15%
Borrowings	17,122	175	4.09%	17,778	173	3.89%

Total Interest Bearing Liabilities	$105,752	$909	3.43%	$98,604	$611	2.48%

Net Interest Income		$1,605			$1,564

Net Interest Margin			4.56%			4.82%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2006

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$13,323	$8,447	$49,357	$47,374	$—	$118,501
Interest bearing bank deposits	1,870	1,900	—	—	—	3,770
Investment securities	6,995	1,988	2,379	731	1,880	13,973
Restricted stock	—	—	—	—	1,089	1,089
Federal funds sold	750	—	—	—	—	750

Total	$22,938	$12,335	$51,736	$48,105	$2,969	$138,083

Sources of Funds:

Interest bearing demand deposits	11,886	—	—	—	—	11,886
Regular savings	13,455	—	—	—	—	13,455
Certificates of deposit $100,000 and over	1,359	6,617	2,825	—	—	10,801
Other certificates of deposit	14,728	25,866	11,873	—	—	52,467
Borrowings	600	8,200	7,500	—	—	16,300

Total	42,028	40,683	22,198	—	—	104,909

Discrete Gap	(19,090)	(28,348)	29,538	48,105	2,969	33,174

Cumulative Gap	(19,090)	(47,438)	(17,900)	30,205	33,174

Ratio of Cumulative Gap To Total Earning Assets at September 30, 2006	-13.83%	-34.35%	-12.96%	21.87%	24.02%

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

The Company has established disclosure controls and procedures to ensure material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2006