Form 10KSB
period 2006-12-31
PIONEER BANKSHARES INC/VA
filed 2007-03-29
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 0-30541

Pioneer Bankshares, Inc.

(Name of small business issuer in its charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 East Main Street, P. O. Box 10, Stanley, Virginia 22851

(Address of principal executive offices)

Issuer’s telephone number: (540) 778-2294

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock—$.50 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year were $11,094,045.

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $22.25 per share as of March 28, 2007 was $19,877,460.

The number of shares outstanding of the registrant’s common stock, was 1,011,481 as of March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007 are incorporated by reference into Part III of this Form 10-KSB.

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2006 and 2005. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

The primary assets of the Company consist of all of the stock of the Bank, real estate holdings leased to the Bank, a portfolio of equity investment securities, and minimal cash accounts.

The Bank is engaged in the general commercial banking business, primarily serving the counties of Page, Greene, Rockingham, and Albemarle, as well as, the Cities of Harrisonburg and Charlottesville, Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank’s targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including, but not limited to, the counties surrounding Page County.

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

Employees

As of December 31, 2006, the Company had 61 employees, with 59 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered excellent.

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

The Federal Reserve will approve the ownership by a bank holding company of shares in a company engaged in activities determined by order or regulation to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In other words, regulatory involvement, and approval, is required for the Company to engage in non-banking activities.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2006.

Deposit Insurance

The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and must comply with the rules and regulations of the FDIC.

In November 2006, the FDIC issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates which became effective in January 2007. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Some depository institutions are entitled to apply against these premiums a credit that is designed to give effect to premium payments, if any, that the depository institution may have made in certain prior years. The new assessment schedule will not have a material adverse effect on the earnings or financial condition of the Company or the Bank.

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

The branch in Luray, Virginia is a brick building containing approximately 3,797 square feet and situated on a 200 x 150 lot. This office is a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1989 and is located next to a shopping center. This branch is owned by the Bank.

The branch in Shenandoah, Virginia is a brick building containing approximately 3,400 square feet and situated on a 300 x 150 lot. This office is a full service branch with two drive-through lanes and a walk-up ATM. This branch was built in 1995 and is owned by the Company.

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

COMMON STOCK TRADE PRICES

2005	High	Low
First Quarter	$18.25	$17.30
Second Quarter	18.30	16.50
Third Quarter	19.00	17.50
Fourth Quarter	19.05	17.25

2006	High	Low
First Quarter	$18.50	$17.50
Second Quarter	25.00	19.15
Third Quarter	30.00	22.10
Fourth Quarter	22.50	21.50

There were 1,011,481 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2006, which were held by 506 shareholders of record.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/10/05	3/20/05	3/31/05	$.12
6/09/05	6/20/05	6/30/05	.12
9/08/05	9/27/05	9/29/05	.12
12/08/05	12/19/05	12/29/05	.12

Total for 2005			$.48

3/09/06	3/20/06	3/30/06	$.12
6/08/06	6/19/06	6/30/06	.13
9/14/06	9/20/06	9/29/06	.13
12/07/06	12/18/06	12/29/06	.13

Total for 2006			$.51

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

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2006 and 2005, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: 1) Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable and can be estimated and 2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2006 and 2005. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. There were no impairment expenses recognized for the 2006 and 2005 reporting periods.

OPERATIONS ANALYSIS—2006—Compared to 2005

Table I	TabT

PIONEER BANKSHARES, INC.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2006	2005
Condensed Statement of Income
Interest and dividend income	$9,834	$8,575
Interest expense	3,287	2,264

Net interest income	6,547	6,311
Provision for loan losses	233	401

Net interest income after provision for loan losses	6,314	5,910

Noninterest income	1,187	998
Noninterest expense	4,994	4,694

Income before income taxes	2,507	2,214
Income tax expense	845	749

Net Income	$1,662	$1,465

At Year End
Assets	$151,631	$142,978
Deposits	124,778	113,713
Loans, Net	118,822	108,692
Stockholders’ Equity	15,218	13,945

Per Share Information
Net income per share, basic	$1.64	$1.42
Net income per share, diluted	1.64	1.42
Dividends per share	.51	.48
Book value per share	15.05	13.79

Financial Statement Ratios
Return on average assets [1]	1.11%	1.07%
Return on average equity [1]	11.31%	10.46%
Dividend payout ratio	31.05%	33.86%
Average equity to average asset [1]	9.85%	10.18%

[1]	Ratios are based primarily on daily average balances

Overview

The Company’s net income for 2006 was $1.662 million as compared to $1.465 million in 2005. Net income increased approximately $197,000 or 13.455%. Diluted earnings per share increased from $1.42 in 2005 to $1.64 in 2006. The increase in earnings can be accounted for primarily in the category of gains on securities transactions and a reduction in the provision for loan losses expense. Total gains on securities for 2006 were $293,000 compared to $122,000 for 2005. This increase of $171,000 has a net tax effect of approximately $106,000. The provision for loan loss expense has decreased by approximately $168,000 when compared to the loan loss expense for the prior year. This increase had a net tax effect on income of approximately $104,000.

Total assets for the Company as of December 31, 2006 were $151.6 million compared to $143.0 million as of December 31, 2005. This represents total growth in assets of $8.7 million or 6.05%. The increase in assets is directly related to significant growth in the Company’s loan portfolio during the year. Total net loans as of December 31, 2006 were $118.8 million compared to total net loans of $108.7 million at December 31, 2005. This represents an overall increase in the loan portfolio of $10.1 million or 9.32%. A significant portion of the increase in loans is in the category of commercial real estate and residential mortgages.

Total liabilities for the Company as of December 31, 2006 were $136.4 million, which is an increase of approximately $7.4 million or 5.72%. The primary increase in liability accounts was in the time deposit category. Total deposits as of December 31, 2006 were $124.8 million compared to total deposits of $113.7 million at December 31, 2005.

The Company’s total capital as of December 31, 2006 was $15.2 million, which is an increase of approximately $1.3 million or 9.13% from December 31, 2005. The Company’s capital position remains strong and exceeds regulatory guidelines.

Management is unaware of any trends, events or uncertainties that would have a material effect on liquidity, capital resources, or other operational activities. There are no current recommendations by regulatory authorities, which, if they were to be implemented, would have material effect on the Company.

Table II

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands)

	2006			2005
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans: [1]
Commercial	$6,247	$539	8.63%	$3,957	$313	7.91%
Real estate	94,978	6,579	6.93%	82,636	5,617	6.80%
Installment	14,517	1,664	11.46%	13,867	1,731	12.48%
Credit card	594	128	21.55%	635	135	21.26%

Total Loans	116,336	8,910	7.66%	101,095	7,796	7.71%

Federal funds sold	4,438	227	5.11%	2,821	92	3.26%
Interest bearing deposits	5,723	259	4.53%	6,356	208	3.27%
Securities
Taxable	9,397	373	3.97%	14,623	438	3.00%
Nontaxable	2,227	94	4.22%	1,852	58	3.13%

Total Earning Assets	138,121	9,863	7.14%	126,747	8,592	6.78%

Allowance for loan losses	(1,477)			(1,335)
Nonearning assets	12,548			12,238

Total Assets	$149,192			$137,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Interest bearing demand deposits	$12,408	$55	0.44%	$14,841	$62	0.41%
Savings	13,390	82	0.61%	14,138	79	0.56%
Time deposits	61,631	2,490	4.04%	49,637	1,506	3.03%

Total Deposits	87,429	2,627	3.00%	78,616	1,647	2.09%

Borrowings	16,380	660	4.03%	17,448	617	3.54%

Total Interest Bearing Liabilities	103,809	3,287	3.17%	96,064	2,264	2.36%

Noninterest bearing deposits	29,746			26,864
Other liabilities	936			715

Total Liabilities	134,491			123,643

Stockholders’ equity	14,701			14,007

Total Liabilities and Stockholders’ Equity	$149,192			$137,650

Net Interest Earnings		$6,576			$6,328

Net Yield on Interest Earning Assets			4.76%			4.99%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was $29,000 and $17,000 in 2006 and 2005, respectively.

Table III

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(In thousands of dollars)

	2006 Compared to 2005 Increase (Decrease)			2005 Compared to 2004 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$181	$45	$226	$75	$14	$89
Real estate	839	123	962	723	(164)	559
Installment	81	(148)	(67)	138	(197)	(59)
Credit Card	(9)	2	(7)	(17)	—	(17)

Total Loans	1,092	22	1,114	919	(347)	572
Federal funds sold	53	82	135	1	60	61

Interest bearing deposits in banks	(21)	72	51	(16)	61	45

Investments
Taxable	(157)	92	(65)	60	54	114
Nontaxable	12	24	36	(20)	(3)	(23)

Total Securities	(145)	116	(29)	40	51	91

Total Earning Assets	$979	$292	$1,271	$944	$(175)	$769

Interest Expense
Demand deposits	$(10)	$3	$(7)	$2	$5	$7
Savings	(4)	7	3	2	11	13
Time deposits	363	621	984	53	239	292

Total Deposits	349	631	980	57	255	312

Borrowings	(38)	81	43	263	(90)	173

Total Liabilities	311	712	1,023	320	165	485

Net Interest Earnings	$668	$(420)	$248	$624	$(340)	$284

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Net Interest Income

Net interest income increased $236,000 or 3.74% in 2006. The increase in net interest income for 2006 is directly related to the large volume of loan growth during 2006 and can also be attributed to the increase in market interest rates during the past year. As interest rates rise and the volume of lending activities continues to grow, the Company expects that income from interest earning assets will continue to increase.

Interest income on securities held to maturity and securities available for sale decreased by $89,000 or 23.12% in 2006 compared to an increase of $64,000 in 2005. The average yields on securities increased from 3.01% in 2005 to 4.02% in 2006. The increase in average yield on securities is related to reinvestment activities during the year at higher market rates, due to the recent rising interest rate environment. Management maintains a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $486,000 in 2006, compared to $300,000 in 2005. This increase of $186,000 is the result of market interest rate increases during the year.

The net interest margin on earning assets on a tax equivalent basis decreased from 4.99% in 2005 to 4.76% in 2006. This can be attributed to lower yields on real estate and installment loans, as well as increased interest expense on the Bank’s deposit portfolio.

Total interest expense increased $1.0 million or 45.19% in 2006. The increase in interest expense on deposits accounted for $980,000 of the total overall increase. The interest yield on total deposits increased from 2.09% in 2005 to 3.00% in 2006. The interest expense on borrowings increased by $43,000 or 6.97% when compared to the prior period. The increase in interest on borrowings is attributed to additional short-term borrowings during 2006, as well as the increased market interest rates during this period.

Yields on total loans decreased from 7.71% in 2005 to 7.66% in 2006. The yield on commercial and agricultural loans increased from 7.91% in 2005 to 8.63% in 2006. Commercial and residential real estate loan yields have increased from 6.80% in 2005 to 6.93% in 2006. Installment loan yields have decreased from 12.48% in 2005 to 11.46% in 2006 primarily due to management’s limited focus on consumer lending during the year.

The yield on taxable investments increased from 3.00% in 2005 to 3.97% in 2006. The tax equivalent yield on nontaxable investments increased from 3.13% in 2005 to 4.22% in 2006. These increased yields are attributed to the increased market rates during the year.

The average amount of outstanding borrowings decreased from $17.4 million in 2005 to $16.4 million in 2006. This decrease is the result of scheduled loan curtailments during the year.

Non-interest Income and Expense

Non-interest income increased from $1.0 million in 2005 to $1.2 million in 2006. This represents a 18.94% increase. A primary factor affecting this change was gains on security transactions of $293,000 for 2006 compared to gains of $122,000 in 2005. The Company received $40,000 in commission income from sale of insurance and investment products in 2006 compared to $15,000 in 2005. The increase in commission income for 2006 can be primarily attributed to management’s increased efforts related to Pioneer Financial Services, LLC, a subsidiary of Pioneer Bank, which offers non-bank investment and insurance products. Service charge income accounted for approximately 66.05% of total non-interest income in 2006 compared to approximately 76.55% for 2005. This income was mostly generated from overdraft charges related to the Bank’s Bounce Protection program.

Non-interest expense increased by $300,000 or 6.39% from 2005 to 2006. Salaries and benefits increased by $88,000 or 3.86% in 2006 compared to 2005. Equipment expenses increased by $38,000 or 5.04% in 2006 compared to 2005. Other expenses increased by $174,000 from 2005 to 2006. These increases are attributed to regular salary increases and rising operating costs resulting from building improvements and renovations during the past two years.

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

Securities

Securities as of December 31, 2006 totaled $14.8 million, which is a 21.57% increase over the December 31, 2005 balance of $12.2 million. This increase is the result of management’s pro-active investment activities as a means of generating additional interest income and maintaining secondary liquidity sources for the future.

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

At December 31, 2006, the Company had investments in common and preferred stock with a cost of $2.2 million and an estimated market value of $2.3 million. The investments include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

The Bank’s total investment portfolio at December 31, 2006 has a cost and estimated fair market value of $11.6 million. These investments include U.S. government and agency securities, state and municipal securities, and a small amount of held-to-maturity mortgage-backed securities.

Securities (continued)

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis:

	2006 Book Value	Weighted Average Yield	2005 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$6,491	4.32%	$6,434	2.57%
Maturing after one year	3,365
But within five years		5.07%	2,495	3.86%
Maturing after five years
But within ten years	729	6.20%	221	6.69%
Maturing after 10 years	992	5.44%	—	—

Equity Securities	2,329		1,979

Total securities available for sale	$13,906	4.75%	$11,129	3.02%

Securities held to maturity
Maturing within one year	$—	—	$—	—
Maturing after one year	—	—	—	—
But within five years	—	—	4	6.66%
Maturing after five but
Within ten years	1	10.93%	1	11.96%

Total securities held to maturity	$1	10.93%	$5	7.39%

Total Securities	$13,907	4.75%	$11,134	3.02%

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

Loan Portfolio

Total net loans increased during 2006 from $108.7 million at December 31, 2005 to $118.8 million at December 31, 2006. This is an increase of $10.1 million or 9.32%. The increase in the loan portfolio was mainly in the area of commercial and residential real estate loans. The Bank has historically been concentrated in consumer auto and installment loans, and management has taken proactive steps to diversify the portfolio during the past two years by seeking small to medium sized business loans throughout its service area. The Bank continues to make consumer loans, as well as residential mortgage loans for its customer base.

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December 31:

	(In Thousands)
	December 31, 2006	December 31, 2005
Mortgage loans on real estate
Construction loans	$9,933	$11,543
Agricultural	4,940	4,595
Equity lines of credit	1,777	1,780
Residential 1-4 family	45,624	43,308
Second Mortgages	4,894	3,807
Multifamily	3,796	3,275
Commercial	26,998	21,892

Total real estate loans	97,962	90,200

Commercial and agricultural loans	7,174	5,543
Consumer installment loans
Personal	15,314	14,699
Credit cards	661	668

Total consumer installment loans	15,975	15,367
All other loans	331	225

Gross Loans	121,442	111,335

Less unearned income on loans	(1,144)	(1,311)

Loans, less unearned discount	120,298	110,024

Less allowance for loan losses	(1,476)	(1,332)

Net Loans Receivable	$118,822	$108,692

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $52.3 million as of December 31, 2006. This represents an increase of approximately $3.4 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $45.6 million as of December 31, 2006. This represents an increase of approximately $4.3 million in the commercial real estate portfolio in comparison to the balance of $41.3 million as of December 31, 2005. The increase in commercial real estate loans is a direct result of management’s focus on this lending category in an effort to diversify the overall lending portfolio. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to be relatively low.

The Bank’s consumer loan portfolio increased $608,000 or 3.96% to $16.0 million at December 31, 2006. This increase is attributed to the Bank’s continued efforts to serve consumer loan needs throughout its service area.

A schedule of remaining maturities of selected loan categories is as follows: (in thousands)

	Construction Loans	Commercial and Agricultural Loans
Loans maturing within one year	$6,018	$1,067
Variable rate	1,014	1,739
Fixed rate, over one year through five years	2,881	3,606
Fixed rate, over five years	20	762

Total Maturities of Selected Loans	$9,933	$7,174

At December 31, 2006, no industry category exceeded ten percent of total loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2006 and December 31, 2005:

	2006	2005
	(In Thousands)
Non-accrual Loans	$21	$243
Loans Past Due 90 days or more	46	126
Other Impaired Loans	213	286

Total non-performing assets	$280	$655

Allowance for loan losses to total loans	1.23%	1.21%

Non-performing Assets to total loans	0.23%	0.59%

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

Interest on non-accrual loans did not have a significant impact on income for 2006 or 2005.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2006 and December 31, 2005:

	2006	2005
Beginning balance	$1,332	$1,346

Provision charged to expense	233	401

Loan losses:
Commercial	—	39
Installment	382	569
Real estate	23	75
Credit card	19	20

Total Loan Losses	424	703

Recoveries:
Commercial	1	5
Installment	287	269
Real estate	42	—
Credit card	5	14

Total Loan Recoveries	335	288

Net Loan Losses	89	415

Balance at End of Period	$1,476	$1,332

Net Loan Losses as a Percent of Average loans	0.08%	0.41%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2006 and December 31, 2005:

	December 31, 2006			December 31, 2005
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
Analysis of Ending Balance
Commercial	$172	11.65%	5.37%	$262	19.67%	3.91%
Real estate	455	30.83%	81.64%	321	24.10%	81.74%
Installment	816	55.28%	12.48%	711	53.38%	13.72%
Credit card	33	2.24%	0.51%	38	2.85%	0.63%

Total	$1,476	100.00%	100.00%	$1,332	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.23%			1.21%

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

Loan charge offs for 2006 decreased by $279,000 compared to the prior year, and loan loss recoveries increased by $47,000. This resulted in an overall decrease of $326,000 in net loan charge offs for the period ending December 31, 2006 as compared to December 31, 2005. The decrease in charge offs is directly related to management’s pro-active collection efforts. The increase in recoveries for 2006 can be attributed primarily to non-recurring activities on previously foreclosed accounts.

The provision expense related to the allowance for loan loss for 2006 decreased by $168,000 as compared to 2005. This decrease in expense is the direct result of the reduced amount of loan charge offs and the increase in recoveries for the period ending December 31, 2006.

The allowance for loan loss reserve account increased by approximately $144,000 or 10.81% during 2006. Management attributes the overall increase in loan loss reserves to the substantial increase in loan volume during the period. Management’s loan loss reserve assessment, for the period ending December 31, 2006, concluded that the allowance account was adequately funded and within an acceptable range.

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

Premises and Equipment

The Bank had purchases and investments related to premises improvements, new equipment and software upgrades during 2006 totaling $443,000. These included ATM upgrades at 5 banking locations, building renovations at the main office in Stanley to facilitate centralization of loan operation functions, implementation of Check 21 electronic check clearing and processing, and other computer equipment enhancements.

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

Deposits

The Company’s total deposits as of December 31, 2006 were $124.8 million compared to $113.7 million at December 31, 2005. This increase of $11.1 million or 9.73% was primarily made up of increases in time deposit accounts. Total demand deposits totaled $42.2 million as of December 31, 2006 compared to $44.2 million at December 31, 2005. This represents a decrease of $2.0 million or 4.68%. Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity. Management does not anticipate any major changes in the demand deposit portfolio in the near future.

Total savings deposits as of December 31, 2006 were $12.3 million compared to $14.3 million as of December 31, 2005. This represents a decrease of approximately $2.0 million or 13.56%. These accounts consist of passbook savings accounts, statement savings accounts, and Christmas club accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 56.33% of the Bank’s total deposits. Total time deposits as of December 31, 2006 were $70.3 million compared to total time deposits of $55.2 million at December 31, 2005. This represents an increase of approximately $15.1 million or 27.29%. Time deposits are classified in two major categories for FDIC Insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 increased during 2006 by approximately $1.0 million compared to the prior year. Total time deposits with balances of $100,000 or less were $58.8 million at December 31, 2006 compared to $42.8 million at December 31, 2005. Time deposits with a balance greater than $100,000 represent 16.28% of the Bank’s total time deposit portfolio.

The maturity schedule as of December 31, 2006 for certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$1,271
3 to 12 months	7,713
1 to 3 years	1,472
Over 3 years	987

Total	$11,443

Long-term Debt

The Bank has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $60.7 million and $57.2 million as of December 31, 2006 and 2005, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances the FHLB may convert the advanced to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

At December 31, 2006, the total fixed-rate long-term debt with FHLB totaled $10.7 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. There were no floating-rate long-term debts outstanding for the Company as of December 31, 2006. The contractual maturities of FHLB advances as of December 31, 2006 are as follows:

(In Thousands)
Due in 2007	$3,800
Due in 2008	3,800
Due in 2009	3,100

$10,700

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

The Federal Reserve, Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain goodwill items. The Company is considered to be well capitalized under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 14.8% at December 31, 2006. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 13.5% as of December 31 2006 compared to 13.6% at December 31, 2005. Both of these ratios exceed regulatory capital requirements.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2006 and December 31, 2005:

	2006	2005
	(in thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$109,068	$100,028

Consolidated Tier 1 capital
Common stock	$506	$506
Surplus	—	—
Retained Earnings	14,615	13,468
Goodwill excluded	(360)	(360)

Total Tier 1 capital	14,761	13,614

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,363	1,250

Total risk-based capital	$16,124	$14,864

Consolidated total risk-based capital ratio	14.8%	14.9%
Consolidated Tier 1 risk-based capital ratio	13.5%	13.6%
Consolidated Leverage ratio	9.9%	9.9%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2006:

(In Thousands)	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$10,621	$10,200	$50,952	$48,525	—	$120,298
Interest bearing
Bank deposits	3,882	1,500	—	—	—	5,382
Investment Securities	4,998	1,492	3,366	1,722	2,329	13,907
Restricted Stock	—	—	—	—	864	864
Federal Funds Sold	700	—	—	—	—	700

Total	20,201	13,192	54,318	50,247	3,193	141,151

Sources of Funds:
Demand Deposits
Interest bearing	12,056	—	—	—	—	12,056
Savings accounts	12,330	—	—	—	—	12,330
Time Deposits:
Over $100,000	1,271	7,713	2,459	—	—	11,443
Other certificates	16,977	31,151	10,717	—	—	58,845

Total deposits	42,634	38,864	13,176	—	—	94,674
Borrowings	3,800	3,800	3,100	—	—	10,700

Total	46,434	42,664	16,276	—	—	105,374

Discrete Gap	(26,233)	(29,472)	38,042	50,247	3,193	35,777
Cumulative Gap	(26,233)	(55,705)	(17,663)	32,584	35,777
Ratio of Cumulative Gap to Total Earning Assets	-18.59%	-39.46%	-12.51%	23.08%	25.35%

At December 31, 2006, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 39.46% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 23.72% at December 31, 2005. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank operating in a rural environment.

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

Liquidity as of December 31, 2006 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2006 and 2005. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 27, 2007

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In Thousands, except share and per share data)

ASSETS	2006	2005
Cash and due from banks	$5,197	$7,373
Interest-bearing deposits in banks	5,382	4,946
Federal funds sold	700	3,250
Securities available for sale, at fair value	13,906	11,129
Securities held to maturity (fair value was $1 and $ 5 in 2006 and 2005, respectively)	1	5
Restricted securities	864	1,016
Loans receivable, net of allowance for loan losses of $1,476 in 2006 and $1,332 in 2005	118,822	108,692
Bank premises and equipment, net	4,478	4,581
Accrued interest receivable	706	567
Other assets	1,575	1,419

Total Assets	$151,631	$142,978

LIABILITIES
Deposits
Noninterest bearing	$30,104	$29,704
Interest bearing
Demand	12,056	14,525
Savings	12,330	14,264
Time deposits over $ 100,000	11,443	12,421
Other time deposits	58,845	42,799

Total Deposits	124,778	113,713
Accrued expenses and other liabilities	935	820
Long term debt	10,700	14,500

Total Liabilities	136,413	129,033

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,011,481 shares in 2006 and 2005	506	506
Retained earnings	14,615	13,468
Accumulated other comprehensive income (loss), net	97	(29)

Total Stockholders’ Equity	15,218	13,945

Total Liabilities and Stockholders’ Equity	$151,631	$142,978

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

(In Thousands, except per share data)

	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans including fees	$8,910	$7,796
Interest on securities – taxable	286	375
Interest on securities – nontaxable	10	10
Deposits and federal funds sold	486	300
Dividends	142	94

Total Interest and Dividend Income	9,834	8,575

INTEREST EXPENSE:
Deposits	2,627	1,647
Long term debt	660	617

Total Interest Expense	3,287	2,264

NET INTEREST INCOME	6,547	6,311
PROVISION FOR LOAN LOSSES	233	401

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,314	5,910

NONINTEREST INCOME:
Service charges on deposit accounts	784	764
Commission income	40	15
Other income	70	97
Gain on security transactions	293	122

Total Noninterest Income	1,187	998

NONINTEREST EXPENSES:
Salaries and employee benefits	2,366	2,278
Occupancy expenses	375	319
Equipment expenses	792	754
Other expenses	1,461	1,343

Total Noninterest Expenses	4,994	4,694

INCOME BEFORE INCOME TAXES	2,507	2,214
INCOME TAX EXPENSE	845	749

NET INCOME	$1,662	$1,465

PER SHARE DATA
Net income, basic	$1.64	$1.42

Net income, diluted	$1.64	$1.42

Dividends	$0.51	$0.48

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2005

(In Thousands, except share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2004	517	12,918	102	13,537
Comprehensive Income
Net Income		1,465		1,465
Changes in unrealized gains on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $ 33)			(55)
Reclassification adjustment for gains included in net income (net of tax effect of $ 46)			(76)	(131)

Total Comprehensive Income				1,334
Cash Dividends		(496)		(496)
Retirement of common stock (22,564 shares)	(11)	(419)		(430)

BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945
Comprehensive Income
Net Income		1,662		1,662
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $ 179)			308
Reclassification adjustment for gains included in net income (net of tax effect of $ 111)			(182)	126

Total Comprehensive Income				1,788
Cash Dividends		(517)		(517)
Stock Based Compensation (net of tax $ 1)		2		2

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

(In Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,662	$1,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	233	401
(Gain) on security sales	(293)	(122)
Net amortization on securities	23	95
Deferred income tax expense (benefit)	(80)	13
Depreciation	546	512
Stock Based Compensation	2	—
Net change in:
Accrued interest receivable	(139)	(76)
Other assets	(225)	130
Accrued expense and other liabilities	195	189

Net Cash Provided by Operating Activities	1,924	2,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest bearing deposits in other banks	(436)	5,534
Net change in federal funds sold	2,550	(2,300)
Net change in restricted securities	152	165
Proceeds from maturities, sales, and principal payments of securities available for sale	18,111	18,323
Proceeds from principal payments of securities held to maturity	4	11
Purchase of securities available for sale	(20,423)	(17,300)
Net (increase) in loans	(10,363)	(16,810)
Purchase of bank premises and equipment	(443)	(943)

Net Cash (Used in) Investing Activities	(10,848)	(13,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	(4,003)	3,455
Time deposits	15,068	9,461
Proceeds from borrowings	5,000	5,000
Curtailments of borrowings	(8,800)	(8,800)
Purchase and subsequent retirement of common stock	—	(430)
Dividends paid	(517)	(496)

Net Cash Provided by Financing Activities	6,748	8,190

CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(2,176)	(2,523)
Cash and cash equivalents, beginning of year	7,373	9,896

Cash and Cash Equivalents, End of Year	$5,197	$7,373

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,182	2,082
Income taxes	925	447
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	194	(210)

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy—The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, which are wholly-owned subsidiaries of the Bank. All significant inter-company balances and transactions have been eliminated.

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

Securities—Investment securities which the Company intends to hold until maturity or until called are classified as Held to Maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

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

Loans Receivable—Loans receivable are intended to be held until maturity and are shown on the consolidated balance sheets net of unearned interest and the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

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

Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

Advertising Costs—The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $59,501 and $54,216 for the years ended December 31, 2006 and 2005, respectively.

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

Stock Compensation Plans – The Company previously accounted for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Financial Accounting Standards Board (FASB) Statement No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), replaces and supersedes APB Opinion No. 25. This revised accounting principle now requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The Company has adopted SFAS No. 123R and does not expect this change in accounting principle to have a material impact on its financial condition or future results of operations. Additional information related to the Company’s stock option plan can be found in Note 15 of this financial report.

The following table details the effect on net income and earnings per share had the stock-based compensation expense been recorded in 2005 based on the revised accounting principle of SFAS No. 123R:

2005
Net Income, as reported	$1,465
Total stock-based compensation expenses determined under fair value based method for all rewards	(2)

Pro forma net income	$1,463

Basic earnings per share
As reported	$1.42

Pro forma	$1.42

Diluted earnings per share
As reported	$1.42

Pro forma	$1.41

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Compensation Plans – (continued)

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2006 and 2005 respectively: Dividend rate of 3.07% and 3.22%, price volatility of 14.58% and 14.97%, risk-free interest rate of 5.13% and 4.11%, and expected lives of 10 years.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend paid assumption is based on the Company’s history and expectation of dividend payments.

Additional stock options were granted to non-employee directors under this plan on May 9, 2006. The expense relating to all outstanding stock options, as of December 31, 2006, is approximately $2,014, net of tax. There have been no stock options exercised under this plan as of the date of this report.

Recent Accounting Pronouncements – In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact as a result of SAB 108.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that Contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

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

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have a defined benefit plan or post retirement plan and therefore, the standard will not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	NATURE OF OPERATIONS:

The Company operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services. As a state chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services at seven separate office locations to customers in the counties of Page, Greene, Rockingham, Albemarle, and the cities of Harrisonburg and Charlottesville, Virginia. The Bank also operates two separate subsidiaries, one being known as Pioneer Financial Services, LLC, which offers a variety of consumer investment and insurance services. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC, which is generally used in conjunction with certain foreclosed properties.

NOTE 3	CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.1 million at December 31, 2006 and 2005.

NOTE 4	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $3.8 million and $7.8 million at December 31, 2006 and 2005, respectively.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
December 31, 2006
Available for Sale
U.S. government and agency securities	$9,984	$29	$(8)	$10,005
Mortgage-backed	1,366	—	(12)	1,354
State and municipals	214	4	—	218
Equity securities	2,184	157	(12)	2,329

	$13,748	$190	$(32)	$13,906

Held to Maturity
Mortgage-backed	$1	$—	$—	$1

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2005
Available for Sale
U.S. government and agency securities	$8,532	$—	$(115)	$8,417
Mortgage-backed	527	—	(15)	512
State and municipals	214	7	—	221
Equity securities	1,894	116	(31)	1,979

	$11,167	$123	$(161)	$11,129

Held to Maturity
Mortgage-backed	$5	$—	$—	$5

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,497	$6,491	$—	$—
Due after one year through five years	2,987	3,003	—	—
Due five years through ten years	714	729	1	1

	10,198	10,223	1	1

Mortgage-backed	1,366	1,354	—	—
Equity securities	2,184	2,329	—	—

	$13,748	$13,906	$1	$1

Realized gains and losses on available for sale securities are summarized below:

	2006	2005
	(In Thousands)
Gains	$407	$234
Losses	(114)	(112)

Net Gains	$293	$122

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

Investment securities with a book value of $713,000 at December 31, 2006 and 2005, were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2006 and 2005, by duration of the unrealized loss are shown below. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

As of December 31, 2006, there are 13 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$456	$456
	Unrealized Losses	—	—	(12)	(12)
More than 12 Months	Fair Value	1,494	363	—	1,857
	Unrealized Losses	(8)	(12)	—	(20)

Total	Fair Value	1,494	363	456	2,313
	Unrealized Losses	(8)	(12)	(12)	(32)

As of December 31, 2005, there were 21 securities in the portfolio that have losses, which are considered to be temporary. The schedule of losses on these securities is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$981	$350	$830	$2,161
	Unrealized Losses	(18)	(9)	(31)	(58)
More than 12 Months	Fair Value	6,937	162	—	7,099
	Unrealized Losses	(97)	(6)	—	(103)

Total	Fair Value	7,918	512	830	9,260
	Unrealized Losses	(115)	(15)	(31)	(161)

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows at December

	December 31, 2006	December 31, 2005
	(In Thousands)
Mortgage loans on real estate
Construction loans	$9,933	$11,543
Agricultural	4,940	4,595
Equity lines of credit	1,777	1,780
Residential 1-4 family	45,624	43,308
Second Mortgages	4,894	3,807
Multifamily	3,796	3,275
Commercial	26,998	21,892

Total real estate loans	97,962	90,200

Commercial and agricultural loans	7,174	5,543
Consumer installment loans
Personal	15,314	14,699
Credit cards	661	668

Total consumer installment loans	15,975	15,367
All other loans	331	225

Gross Loans	121,442	111,335

Less unearned income on loans	(1,144)	(1,311)

Loans, less unearned discount	120,298	110,024

Less allowance for loan losses	(1,476)	(1,332)

Net Loans Receivable	$118,822	$108,692

Deposit accounts reclassified as loans totaled $150,000 and $53,000 as of December 31, 2006 and 2005, respectively.

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit and second mortgages totaled $52.3 million as of December 31, 2006 as compared to $48.9 million at December 31, 2005. The small business commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $45.7 million as of December 31, 2006 as compared to $41.3 million at December 31, 2005. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS (Continued):

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2006 and 2005:

	2006	2005
	(In Thousands)
Impaired loans with a valuation allowance	$213	$479
Impaired loans without a valuation allowance	—	—

Total Impaired loans	$213	479

Valuation allowance related to impaired loans	$43	90

Average investment in impaired loans	$309	502

Interest income recognized on impaired loans	$18	$30

Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 amounted to $21,000 and $50,000 at December 31, 2006 and 2005, respectively. The impact on interest income with these accounts being in nonaccrual status was minimal for both reporting periods presented. The amount of interest that would have accrued on these loans would have approximated only $202 for 2006 and $9 for 2005.

Loans past due greater than 90 days and still accruing interest at December 31, 2006 and 2005 totaled $46,000 and $126,000, respectively.

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2006	2005
	(In Thousands)
Balance, beginning of year	$1,332	$1,346
Provision charged to operating expenses	233	401
Recoveries of loans charged off	335	288
Loans charged off	(424)	(703)

Balance, End of Year	$1,476	$1,332

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	BANK PREMISES, EQUIPMENT and SOFTWARE:

Bank premises, equipment and computer software included in the financial statements at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,433	4,301
Furniture and equipment	4,385	4,116
Computer software	1,154	1,112

	10,663	10,220
Less accumulated depreciation	6,185	5,639

Net	$4,478	$4,581

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2006 and 2005 was $546,000 and $512,000, respectively.

NOTE 9	DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits as of December 31, 2006 were $124.8 million.

The Bank has one business customer with deposit balances exceeding 5% of total deposits as of December 31, 2006. The total deposit balances related to this customer as of December 31, 2006 were $8.0 million or 6.46% of total deposits.

At December 31, 2006, time deposit scheduled maturities (in thousands) are as follows:

2007	$57,113
2008	5,909
2009	2,982
2010	3,022
2011	1,262

Total	$70,288

NOTE 10	LONG-TERM DEBT:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $60.7 million and $57.2 million as of December 31, 2006 and 2005, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	LONG TERM DEBT (Continued):

At December 31, 2006, the total fixed-rate long-term debt with FHLB totaled $10.7 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. At December 31, 2005, the total fixed-rate long-term debt with FHLB was $14.5 million.

The contractual maturities of FHLB advances as of December 31, 2006 are as follows:

(In Thousands) Fixed Rate
Due in 2007	$3,800
Due in 2008	3,800
Due in 2009	3,100

$10,700

NOTE 11	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	2006	2005
	(In Thousands)
Supplies and printing	$137	$127
Directors fees	184	161
Professional fees	201	234
Telephone	159	145
Other	780	676

Total	$1,461	$1,343

NOTE 12	DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2007, the maximum amount of dividends the Bank can pay to the Company is $1.3 million or 8.63% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	INCOME TAXES:

The components of income tax expense are as follows:

	2006	2005
	(In Thousands)
Current income tax expense	$925	$736
Deferred income tax expense (benefit)	(80)	13

Income Tax Expense	$845	$749

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2006	2005
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$852	$753
Increase (decrease) resulting from:
Tax-exempt income and dividends	(18)	(4)
State income taxes	18	7
Other	(7)	(7)

Income Tax Expense	$845	$749

At December 31, the net deferred tax asset was made up of the following:

	2006	2005
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$261	$206
Deferred compensation	56	61
Prepayment penalties (FHLB)	39	51
Securities available for sale	—	9
Other	20	10

Total	$376	337

Deferred Tax Liabilities
Depreciation	51	95
Cash surrender value of life insurance	27	23
Securities available for sale	59	—
Other	44	36

Total	181	154

Net Deferred Tax Asset	$195	$183

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	REGULATORY MATTERS:

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the institution’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below: (in thousands)

	Actual		For Capital Adequacy Purposes			Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$16,124	14.8%	$8,725	≥	8.0%	N/A		N/A
Pioneer Bank	$12,825	12.1%	$8,487	≥	8.0%	$10,609	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$14,761	13.5%	$4,363	≥	4.0%	N/A		N/A
Pioneer Bank	$11,497	10.8%	$4,244	≥	4.0%	$6,365	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$14,761	9.9%	$5,968	≥	4.0%	N/A		N/A
Pioneer Bank	$11,497	7.9%	$5,825	≥	4.0%	$7,281	≥	5.0%

As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$14,864	14.9%	$8,002	≥	8.0%	N/A		N/A
Pioneer Bank	$11,824	12.2%	$7,786	≥	8.0%	$9,733	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$13,614	13.6%	$4,001	≥	4.0%	N/A		N/A
Pioneer Bank	$10,606	10.9%	$3,893	≥	4.0%	$5,840	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$13,614	9.5%	$5,710	≥	4.0%	N/A		N/A
Pioneer Bank	$10,606	7.6%	$5,567	≥	4.0%	$6,959	≥	5.0%

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	STOCK OPTION PLAN:

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. The Plan makes available up to 14,000 shares of common stock for awards to employees and to non-employee directors of the Company and its subsidiaries in the form of stock options.

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of an Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On May 9, 2006, the Board of Directors granted Options to current non-employee directors for 2006. The effective date of the grant is May 9, 2006 and the Options may be exercised on or after May 9, 2007.

A summary of the activity in the Company’s stock option plan is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Average Intrinsic Value (1) (In Thousands)	Shares	Weighted Average Exercise Price
Options outstanding, 12/31/05	6,300	$14.62		5,500	$14.20
Options Granted	800	$22.20		800	$17.50
Options Exercised	—	—		—	—
Options Forfeited	—	—		—	—

Options outstanding, 12/31/06	7,100	$15.48		6,300	$14.62

Options exercisable, 12/31/06	6,300	$14.62	$43	5,500	$14.20

Weighted-average fair value of options granted during the year	$4.51			$2.84	$14.20

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$18.00	700	1.5 years	700	1.5 years
12.75	3,200	4.0	3,200	4.0
12.50	800	6.5	800	6.5
18.40	800	7.5	800	7.5
17.50	800	8.5	800	8.5
22.20	800	9.5	—	—

Outstanding at end of year	7,100	5.6	6,300	5.1

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$1.64	1,033,921	$1.42

Effect of dilutive securities:
Stock Options	1,902		1,154

Diluted earnings per share	1,013,383	$1.64	1,035,075	$1.42

As of December 31, 2006 and 2005, stock options representing 775 and 925 average shares, respectively, were not included in computing diluted EPS because their effects were anti-dilutive.

NOTE 17	OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2006	2005
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$6,526	$5,655
Loan commitments and letters of credit (commercial and personal)	7,023	7,223
Credit card unused credit limits	1,424	1,607

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

During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Loan transactions to such related parties are shown in the following schedule:

	2006	2005
	(In Thousands)
Total loans, beginning of year	$798	$710
New loans	179	159
Payments	(180)	(71)

Total Loans, End of Year	$797	$798

NOTE 19	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments—For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

At December 31, 2006 and 2005, the fair value of loan commitments and stand-by letters of credit were immaterial.

Estimated fair value and the carrying value of financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash	$5,197	$5,197	$7,373	$7,373
Interest bearing deposits	5,373	5,382	4,897	4,946
Federal funds sold	700	700	3,250	3,250
Securities available for sale	13,906	13,906	11,129	11,129
Securities held to maturity	1	1	5	5
Restricted Securities	864	864	1,016	1,016
Loans, net	121,778	118,822	109,772	108,692
Accrued interest receivable	706	706	567	567

Financial Liabilities
Demand Deposits:
Non-interest bearing	30,104	30,104	29,704	29,704
Interest bearing	12,056	12,056	14,525	14,525
Savings deposits	12,330	12,330	14,264	14,264
Time deposits	70,746	70,288	55,201	55,220
Long-term debt	10,626	10,700	14,238	14,500
Accrued interest payable	540	540	435	435

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

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

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 3 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2006 and 2005, total expense attributable to this plan amounted to $36,569 and $34,462, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The expense attributable to this insurance plan was $201,000 for the year ending December 31, 2006 compared to $155,000 for the year ending December 31, 2005. The increase in this expense category is directly related to rising health care costs and the number of active participants in the plan.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

	December 31,
	2006	2005
	(In Thousands)
ASSETS
Cash and cash equivalents	$546	$454

Investment in subsidiary	11,865	10,885
Securities available for sale	2,329	1,979
Bank premises and equipment, net	697	723

Total Assets	$15,437	$14,041

LIABILITIES

Deferred income taxes	$58	$36
Income tax payable	146	45
Accrued expenses	15	15

Total Liabilities	219	96

STOCKHOLDERS’ EQUITY
Common stock	506	506
Retained earnings	14,615	13,468
Accumulated other comprehensive income, net	97	(29)

Total Stockholders’ Equity	15,218	13,945

Total Liabilities and Stockholders’ Equity	$15,437	$14,041

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF INCOME

Years Ended December 31, 2006 and 2005

	2006	2005
	(In Thousands)
INCOME

Dividends from subsidiary	$544	$830
Interest income	21	17
Dividend income	55	31
Security gains	293	122
Rent income	83	83
Other income	3	5

Total Income	999	1,088

EXPENSES

Compensation expense	3	—
Occupancy expenses	37	37
Equipment expense	1	5
Other operating expenses	74	79

Total Expenses	115	121

Net income before income tax expense and increase in undistributed equity of affiliates	884	967

INCOME TAX EXPENSE	113	44

Net income before increase in undistributed income of affiliates	771	923

Undistributed income of subsidiary	891	542

NET INCOME	$1,662	$1,465

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,662	$1,465
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(891)	(542)
(Gain) on security sales	(293)	(122)
Depreciation	26	29
Stock based compensation	2	—
Net change in:
Accrued expenses	100	52

Net Cash Provided by Operating Activities	606	882

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,463	3,310
Purchase of securities available for sale	(2,460)	(3,288)
Purchase of premises and equipment	—	(15)

Net Cash Provided by Investing Activities	3	7

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and subsequent retirement of common stock	—	(430)
Dividends paid	(517)	(496)

Net Cash Used in Financing Activities	(517)	(926)

Net Increase (Decrease) in Cash and Cash Equivalents	92	(37)

Cash and Cash Equivalents, Beginning of Year	454	491

Cash and Cash Equivalents, End of Year	$546	$454

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.	Controls and Procedures.

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

We have established disclosure controls and procedures to ensure that material information related to the Company is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Item 8B.	Other Information.

Not Applicable

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All required information on the directors of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s 2007 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on Executive Officers who are not directors of the Company and are not included in the Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Betty J. Purdham	58	Senior Vice President/Lending Officer, Pioneer Bank.

Judy L. Painter	57	Senior Vice President/Administration Officer, Pioneer Bank.

Eugene G. Colligan	64	Vice President/Chief Lending Officer. Pioneer Bank.

Lori G. Hassett	40	Vice President/Chief Financial Officer, Pioneer Bank.

Item 10.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information.

The following table sets forth information as of December 31, 2006 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	7,100 shares	$15.48	6,900 shares
Equity Compensation plans not approved by security holders
Total	7,100 shares	$15.48	6,900 shares

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions, and director independence is detailed in the Definitive Proxy Statement, and is incorporated herein by reference.

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

Pioneer Bankshares, Inc.

	By:	/s/ THOMAS R. ROSAZZA
Date: 3/28/07		Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/28/07	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. LONG Robert E. Long	Director	3/27/07

/s/ KYLE MILLER Kyle Miller	Director	3/28/07

/s/ PATRICIA G. BAKER Patricia G. Baker	Director	3/27/07

/s/ DAVID N. SLYE David N. Slye	Director	3/27/07

/s/ HARRY F. LOUDERBACK Harry F. Louderback	Director	3/27/07

/s/ LOUIS L. BOSLEY Louis L. Bosley	Director	3/28/07

/s/ MARK N. REED Mark N. Reed	Director	3/28/07

/s/ E. POWELL MARKOWITZ E. Powell Markowitz	Director	3/27/07

/s/ THOMAS R. ROSAZZA Thomas R. Rosazza	President, Chief Executive Officer and Director	3/27/07

/s/ LORI G. HASSETT Lori G. Hassett	Vice President, Chief Financial Officer	3/27/07