Form 10QSB
period 2007-03-31
PIONEER BANKSHARES INC/VA
filed 2007-05-15
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2007
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I—Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Interest and Dividend Income:
Loans including fees	$2,345	$2,158
Interest on securities—taxable	103	66
Interest on securities—nontaxable	3	2
Interest on deposits and federal funds sold	111	92
Dividends	31	34

Total Interest and Dividend Income	2,593	2,352

Interest Expense:
Deposits	816	543
Long term debt	87	149

Total Interest Expense	903	692

Net Interest Income	1,690	1,660
Provision for loan losses	45	103

Net interest income after provision for loan losses	1,645	1,557

Noninterest Income:
Service charges and fees	188	184
Other income	67	39
Gain on security transactions	26	—

Total Noninterest Income	282	223

Noninterest Expense:
Salaries and benefits	639	616
Occupancy expenses	98	90
Equipment expenses	180	193
Other expenses	356	386

Total Noninterest Expenses	1,273	1,285

Income before Income Taxes	654	495
Income Tax Expense	220	163

Net Income	$434	$332

Per Share Data, basic and diluted
Net income	$0.43	$0.33

Dividends	$0.14	$0.12

Weighted Average Shares Outstanding, Basic	1,011,481	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,643	1,012,647

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$5,221	$5,197
Interest bearing deposits in banks	4,818	5,382
Federal funds sold	200	700
Securities available for sale, at fair value	14,161	13,906
Securities held to maturity	—	1
Restricted securities	851	864
Loans receivable, net of allowance for loan losses of $1,446 and $1,476 respectively	120,180	118,822
Premises and equipment, net	4,375	4,478
Accrued interest receivable	744	706
Other assets	1,469	1,575

Total Assets	$152,019	$151,631

LIABILITIES

Deposits
Noninterest bearing demand	$31,631	$30,104
Interest bearing
Demand	11,293	12,056
Savings	12,400	12,330
Time deposits over $100,000	11,699	11,443
Other time deposits	58,822	58,845

Total Deposits	125,845	124,778

Accrued expenses and other liabilities	1,269	935
Long term debt	9,400	10,700

Total Liabilities	136,514	136,413

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	14,908	14,615
Accumulated other comprehensive income, net	91	97

Total Stockholders’ Equity	15,505	15,218

Total Liabilities and Stockholders’ Equity	$152,019	$151,631

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945
Comprehensive Income
Net Income		332		332
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $52)			88	88

Total Comprehensive Income				420

Cash Dividends	—	(121)	—	(121)

BALANCE MARCH 31, 2006	$506	$13,679	$(59)	$14,244

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		434		434
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $5)			10
Reclassification adjustment for gains included in net income (net of tax effect of $10)			(16)	(6)

Total Comprehensive Income				428

Cash Dividends	—	(141)	—	(141)

BALANCE MARCH 31, 2007	$506	$14,908	$91	$15,505

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$434	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45	103
Depreciation and amortization	137	143
Gain on sale of securities	(26)	—
Net amortization on securities	(2)	13
Net change in:
Accrued interest receivable	(38)	(43)
Other assets	110	7
Accrued expense and other liabilities	334	203

Net Cash Provided by Operating Activities	994	758

Cash Flows from Investing Activities:
Net change in federal funds sold	500	750
Net change in interest bearing deposits	564	(2,063)
Net change in restricted securities	13	(186)
Proceeds from maturities and sales of securities available for sale	5,708	37
Proceeds from maturities and calls of securities held to maturity	—	1
Purchase of securities available for sale	(5,944)	(420)
Net increase in loans	(1,403)	(5,134)
Purchase of bank premises and equipment	(34)	(193)

Net Cash Used in Investing Activities	(596)	(7,208)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	834	(610)
Time deposits	233	3,603
Proceeds from borrowings	—	5,000
Curtailments of borrowings	(1,300)	(1,300)
Dividends paid	(141)	(121)

Net Cash Provided by (Used in) Financing Activities	(374)	6,572

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(24)	122
Cash and Cash Equivalents, beginning of year	5,197	7,373

Cash and Cash Equivalents, End of Period	$5,221	$7,495

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$819	$714
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	$(10)	$140

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three-month periods endedMarch 31, 2007 and March 31, 2006. The notes included herein should be read in conjunction with the notes to financial statements included in the 2006 annual report to stockholders of Pioneer Bankshares, Inc. (the Company”) and its Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Reclassifications—Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock Compensation Plans—The Company previously accounted for its stock option plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), replaces and supersedes APB Opinion No. 25. This revised accounting principle now requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The Company adopted SFAS No. 123R and does not expect this change in accounting principle to have a material impact on its financial condition or future results of operations.

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2006: Dividend rate of 3.07%, price volatility of 14.58%, risk-free interest rate of 5.13%, and expected lives of 10 years.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend paid assumption is based on the Company’s history and expectation of dividend payments.

The expense relating to previously issued stock options, as of March 31, 2007, is approximately $1,500 or $992 net of tax. The expense related to stock option compensation is generally recognized over a vesting period of one year for each option granted. There were no additional stock options granted or exercised during the first quarter of 2007, and there is no additional stock option expense to be recognized at this time.

The following summarizes the stock options outstanding as of March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/06	7,100	$15.48	6.1
New Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 3/31/07	7,100	$15.48	5.3
Options exercisable, 3/31/07	6,300	$14.62	4.8	$43

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2007 and December 31, 2006 follows:

	(In Thousands)
	March 31, 2007		December 31, 2006
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$—	$—	$1	$1

Total	$—	$—	$1	$1

Securities available for sale:
U.S. Treasury and agency obligations	$8,984	$8,996	$9,984	$10,005
Mortgage-backed	2,288	2,282	1,366	1,354
Municipal securities	214	218	214	218
Equity securities	2,528	2,665	2,184	2,329

Total	$14,014	$14,161	$13,748	$13,906

As of March 31, 2007, there were 3 investment securities that had been in a loss position for more than 12 consecutive months and 9 additional securities that had been in a loss position for less than one year.

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

The schedule of losses on the securities as of March 31, 2007, is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$1,998	$953	$914	$3,865
	Unrealized Losses	(2)	—	(41)	(43)

More than 12 Months	Fair Value	997	333	—	1,330
	Unrealized Losses	(3)	(10)	—	(13)

Total	Fair Value	$2,995	$1,286	$914	$5,195
	Unrealized Losses	(5)	(10)	(41)	(56)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2006, there were 13 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities was as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$456	$456
	Unrealized Losses	—	—	(12)	(12)

More than 12 Months	Fair Value	1,494	363	—	1,857
	Unrealized Losses	(8)	(12)	—	(20)

Total	Fair Value	1,494	363	456	2,313
	Unrealized Losses	(8)	(12)	(12)	(32)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	March 31, 2007	December 31, 2006
Mortgage loans on real estate
Construction loans	$12,320	$9,933
Agricultural	4,830	4,940
Equity lines of credit	2,303	1,777
Residential 1-4 family	43,609	45,624
Second Mortgages	5,073	4,894
Multifamily	3,766	3,796
Commercial	27,317	26,998

Total real estate loans	99,218	97,962

Commercial and industrial loans	7,307	7,174
Consumer installment loans
Personal	15,490	15,314
Credit cards	550	661

Total consumer installment loans	16,040	15,975
All other loans	163	331

Gross Loans	122,728	121,442

Less unearned income on loans	(1,102)	(1,144)

Loans, less unearned discount	121,626	120,298

Less allowance for loan losses	(1,446)	(1,476)

Net Loans Receivable	$120,180	$118,822

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2007 and the year ending December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,476	$1,332
Provision charged to operating expenses	45	233
Recoveries of loans charged off	60	335
Loans charged off	(135)	(424)

Balance, end of period	$1,446	$1,476

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2007 and 2006, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2007		March 31, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.43	1,011,481	$0.33

Effect of dilutive securities:
Stock Options	2,162		1,166

Diluted earnings per share	1,013,643	$0.43	1,012,647	$0.33

Stock options representing 1,500 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting periods ending March 31, 2006. There were no anti-dilutive shares for the period ending March 31, 2007.

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

As of March 31, 2007, the total outstanding borrowings with FHLB were $9.4 million. which mature through December 30, 2009. The interest rates on these fixed-rate notes payable range from 2.92% to 3.92%. The maturities of FHLB advances as of March 31, 2007 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statement of income include the following components:

	March 31,
	2007	2006
	(In Thousands)
Director Fees	$42	$40
Professional Fees	32	39
Insurance Expense	19	32
Postage	1	20
Supplies and Printing	27	37
Telephone Expense	39	42
Other	196	176

Total	$356	$386

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Overview

During the first quarter of 2007, net income including securities transactions was $434,000 ($0.43 per share) compared with $332,000 ($0.33) for the same reporting period. This represents an increase of $102,000 or 30.72%. The increase in net income is attributed to several factors including: additional interest income on loans and investments activities, reduced expense relating to the provision for loan losses, and increased non-interest income resulting from gains on security transactions and commission income from subsidiary activities.

Total assets for the Company as of March 31, 2007 were $152.0 million compared to $151.6 million at year-end 2006. Total net loans have increased from $118.8 million as of December 31, 2006 to $120.2 million as of March 31, 2007. This represents an increase of approximately $1.4 million or 1.18%. The majority of this increase in loans is in the area of commercial and construction loans, which also including some residential real estate properties as collateral.

Total liabilities for the Company as of March 31, 2007 were $136.5 million compared to $136.4 million at year-end 2006. The slight increase in liability accounts is primarily in non-interest bearing deposit accounts and time deposit accounts. Total time deposit accounts have increased by approximately $233,000 and outstanding borrowings have decreased by $1.3 million as a result of scheduled loan curtailments.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of March 31, 2007, total capital was $15.5 million.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2007 and December 31, 2006. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased $241,000 or 10.25% during the first quarter of 2007 as compared to the same period for 2006. Total interest expense increased $211,000 or 30.49% in the first quarter of 2007 compared to the same period of 2006. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $30,000 or 1.81% for the period ending March 31, 2007 compared to the period ending March 31, 2006. The net interest margin decreased from 4.98% for the first three months of 2006 to 4.80% for the first three months of 2007. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits were the main contributors to the slight decrease in net interest margin. The average yield on earning assets increased from 7.04% as of March 31, 2006 to 7.36% as of March 31, 2007, as a result of current economic conditions and market interest rates.

The average interest rate being paid on time deposits increased from 3.53% as of March 31, 2006 to 4.38% as of March 31, 2007. This is directly related to the recent increases in market interest rates between the reporting periods.

The Company plans to continue its efforts to expand the commercial loan and residential real estate portfolios during the remainder of 2007. The Company will also continue to offer consumer installment loans to its customer base.

Noninterest Income

During the first quarter of 2007, non-interest income increased by $59,000 when compared to the same period last year. This increase can be accounted for primarily in the categories of gains on securities transactions and other income relating to investment commission income generated by the Company’s subsidiary Pioneer Financial Services, LLC. Securities gains during the first quarter of 2007 increased by $26,000 compared to the prior year and other income increased by approximately $28,000 when compared to the same period last year.

Noninterest Expense

During the first quarter of 2007, non-interest expense decreased $13,000 or 1.01% in comparison to the first quarter of 2006. The primary factor contributing to this overall decrease is a reduction in the other expense category of approximately $31,000, due to management’s cost saving efforts during this reporting period. Salaries and benefits increased by $23,000 due to regular payroll adjustments and cost of living increases.

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

As of March 31, 2007, the net amortized cost of securities available for sale was approximately $147,000 less than the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $241,000 during the first three months of 2007. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 18.82% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham, and the City of Harrisonburg, and has expanded its service area to include Albemarle County and the City of Charlottesville, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

During the first quarter of 2007, net loans increased by approximately $1.4 million or 1.18%, as a result of management’s proactive efforts to add volume in the commercial and residential real estate sectors of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing during the past two years and continues to monitor its progress in this area. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $16,000 at March 31, 2007 compared to $67,000 at December 31, 2006. This represents a decrease of $51,000 and is mainly attributed to management’s proactive collection efforts. Management continually monitors these accounts and takes necessary collection actions on a regular basis to minimize losses in the portfolio. Management monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2007 was $258,000 compared to $213,000 at December 31, 2006. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $40,000 as of March 31, 2007. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2007 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $1.4 million at March 31, 2007 decreased by approximately $30,000 from its level at December 31, 2006. The cumulative balance in the allowance for loan loss account was equal to 1.19% and 1.23% of total loans at March 31, 2007 and December 31, 2006, respectively. The decrease in the allowance account is directly related to reduced loan losses and past due accounts during this reporting period. The allowance balance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending March 31, 2007 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s evaluation of the allowance for loan losses for the periods ending March 31, 2007 and December 31, 2006 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first quarter of 2007, total deposits have increased by $1.1 million. This increase was mainly in the area of non-interest bearing and time deposit accounts. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Long Term Debt

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2007, total borrowings were $9.4 million compared to $10.7 million at December 31, 2006. This represents a decrease of $1.3 million as the result of scheduled loan curtailments. There were no additional borrowings during the first quarter of 2007.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of March 31, 2007 and December 31, 2006, the Company’s total capital-to-total asset ratios were 10.20% and 10.04%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of March 31, 2007 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2007.

As of March 31, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 37.48% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 39.46% at December 31, 2006. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,518	$167	8.89%	$5,326	$109	8.18%
Real estate	97,968	1,726	7.05%	91,982	1,591	6.92%
Installment	14,892	420	11.28%	14,246	425	11.93%
Credit card	573	32	22.34%	618	33	21.36%

Total Loans	120,951	2,345	7.76%	112,172	2,158	7.69%

Federal funds sold	3,401	43	5.06%	3,338	32	3.83%
Interest Bearing
Deposits	4,887	68	5.57%	6,222	60	3.79%
Securities
Taxable	9,415	123	5.23%	10,102	85	3.37%
Nontaxable [2]	2,566	19	2.96%	2,112	24	4.54%

Total earning assets	141,220	2,598	7.36%	133,946	2,359	7.04%

Interest Expense
Demand deposits	11,898	13	0.44%	13,922	17	0.49%
Savings	12,192	19	0.62%	14,024	21	0.60%
Time deposits	71,539	784	4.38%	57,144	505	3.53%
Borrowings	10,220	87	3.41%	16,156	149	3.69%

Total Interest Bearing
Liabilities	$105,849	$903	3.41%	$101,246	$692	2.73%

Net Interest Income		$1,695			$1,667

Net Interest Margin			4.80%			4.98%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2007

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$14,056	$7,223	$52,595	$47,752	$—	$121,626
Interest bearing bank deposits	3,568	1,250	—	—	—	4,818
Investment securities[2]	3,996	499	4,335	2,666	2,665	14,161
Restricted stock	—	—	—	—	851	851
Federal funds sold	200	—	—	—	—	200

Total	21,820	8,972	56,930	50,418	3,516	141,656

Sources of Funds:

Interest bearing demand deposits	11,293	—	—	—	—	11,293
Regular savings	12,400	—	—	—	—	12,400
Certificates of deposit $100,000 and over	2,056	7,156	2,487	—	—	11,699
Other certificates of deposit	16,752	30,964	11,106	—	—	58,822
Borrowings	600	2,500	6,300	—	—	9,400

Total	$43,101	$40,620	$19,893	$—	$—	$103,614

Discrete Gap	$(21,281)	$(31,648)	$37,037	$50,418	$3,516	$38,042

Cumulative Gap	$(21,281)	$(52,929)	$(15,892)	$34,526	$38,042

Ratio of Cumulative Gap To Total Earning Assets at March 31, 2007	-15.07%	-37.48%	-11.25%	24.45%	26.94%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2006	-18.59%	-39.46%	-12.51%	23.08%	25.35%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at book value.

Item 3.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

Part II—Other Information

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

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2007.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 5a.	Required 8-K Disclosures

None

Item 5b.	Changes in Procedures for Director Nominations by Security Holders

There have been no material changes to the Company’s procedures by which the security holders may recommend nominees to the Company’s board of directors during this reporting period.

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

Date: May 14, 2007