Form 10QSB
period 2007-06-30
PIONEER BANKSHARES INC/VA
filed 2007-08-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2007
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I—Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Interest and Dividend Income:
Loans including fees	$2,411	$2,201
Interest on securities - taxable	113	67
Interest on securities - nontaxable	2	3
Interest on deposits and federal funds sold	88	127
Dividends	29	29

Total Interest and Dividend Income	2,643	2,427

Interest Expense:
Deposits	890	613
Long term debt	88	192

Total Interest Expense	978	805

Net Interest Income	1,665	1,622
Provision for loan losses	95	41

Net interest income after provision for loan losses	1,570	1,581

Noninterest Income:
Service charges and fees	209	204
Other income	30	19
Gain on securities transactions	32	162

Total Noninterest Income	271	385

Noninterest Expense:
Salaries and benefits	625	563
Occupancy expenses	98	94
Equipment expenses	180	189
Other expenses	388	380

Total Noninterest Expenses	1,291	1,226

Income before Income Taxes	550	740
Income Tax Expense	185	256

Net Income	$365	$484

Per Share Data
Net income, basic and diluted	$0.36	$0.48

Dividends	$0.14	$0.13

Weighted Average Shares Outstanding, Basic	1,011,481	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,923	1,013,339

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Interest and Dividend Income:
Loans including fees	$4,756	$4,359
Interest on securities - taxable	216	133
Interest on securities - nontaxable	5	5
Interest on deposits and federal funds sold	199	219
Dividends	60	63

Total Interest and Dividend Income	5,236	4,779

Interest Expense:
Deposits	1,706	1,156
Long term debt	175	341

Total Interest Expense	1,881	1,497

Net Interest Income	3,355	3,282
Provision for loan losses	140	144

Net interest income after provision for loan losses	3,215	3,138

Noninterest Income:
Service charges and fees	397	388
Other income	97	58
Gain on securities transactions	59	162

Total Noninterest Income	553	608

Noninterest Expense:
Salaries and benefits	1,264	1,179
Occupancy expenses	196	184
Equipment expenses	360	382
Other expenses	744	766

Total Noninterest Expenses	2,564	2,511

Income before Income Taxes	1,204	1,235
Income Tax Expense	405	419

Net Income	$799	$816

Per Share Data
Net income, basic and diluted	$0.79	$0.81

Dividends	$0.28	$0.25

Weighted Average Shares Outstanding, Basic	1,011,481	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,783	1,012,410

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,689	$5,197
Interest bearing deposits in banks	4,121	5,382
Federal funds sold	2,500	700
Securities available for sale, at fair value	12,453	13,906
Securities held to maturity	—	1
Restricted securities	856	864
Loans receivable, net of allowance for loan losses of $1,407 and $1,476 respectively	126,826	118,822
Premises and equipment, net	4,265	4,478
Accrued interest receivable	708	706
Other assets	1,665	1,575

Total Assets	$162,083	$151,631

LIABILITIES

Deposits
Noninterest bearing demand	$32,991	$30,104
Interest bearing
Demand	11,062	12,056
Savings	14,154	12,330
Time deposits over $ 100,000	12,362	11,443
Other time deposits	63,874	58,845

Total Deposits	134,443	124,778

Accrued expenses and other liabilities	1,100	935
Long term debt	10,800	10,700

Total Liabilities	146,343	136,413

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	15,131	14,615
Accumulated other comprehensive income, net	103	97

Total Stockholders’ Equity	15,740	15,218

Total Liabilities and Stockholders’ Equity	$162,083	$151,631

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945

Comprehensive Income
Net Income		816		816
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $ 86)			131
Reclassification adjustment for gains included in net income (net of tax effect of $67)			(95)	36

Total Comprehensive Income				852

Cash Dividends	—	(253)	—	(253)

BALANCE JUNE 30, 2006	$506	$14,031	$7	$14,544

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		799		799
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $ 23)			43
Reclassification adjustment for gains included in net income (net of tax effect of $ 22)			(37)	6

Total Comprehensive Income				805

Cash Dividends	—	(283)	—	(283)

BALANCE JUNE 30, 2007	$506	$15,131	$103	$15,740

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$799	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	140	144
Depreciation and amortization	275	287
Gain on sale of securities	(59)	(162)
Net amortization on securities	(5)	23
Net change in:
Accrued interest receivable	(2)	(52)
Other assets	(97)	(82)
Accrued expense and other liabilities	165	8

Net Cash Provided by Operating Activities	1,216	982

Cash Flows from Investing Activities:
Net change in federal funds sold	(1,800)	2,850
Net change in interest bearing deposits	1,261	(533)
Net change in restricted securities	8	(186)
Proceeds from maturities and sales of securities available for sale	10,627	3,008
Proceeds from maturities and calls of securities held to maturity	1	2
Purchase of securities available for sale	(9,097)	(6,814)
Net increase in loans	(8,144)	(6,967)
Purchase of bank premises and equipment	(62)	(319)

Net Cash Used in Investing Activities	(7,206)	(8,959)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,717	(2,902)
Time deposits	5,948	8,535
Proceeds from borrowings	2,000	5,000
Curtailments of borrowings	(1,900)	(1,900)
Dividends paid	(283)	(253)

Net Cash Provided by Financing Activities	9,482	8,480

Cash and Cash Equivalents:
Net increase in cash and cash equivalents	3,492	503
Cash and Cash Equivalents, beginning of year	5,197	7,373

Cash and Cash Equivalents, End of Period	$8,689	$7,876

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,814	$1,491
Income taxes	$226	$418

Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	13	55

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six- month periods and year to date periods ended June 30, 2007 and June 30, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2006 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2007 and 2006 respectively: Dividend rate of 2.99% and 3.07%, price volatility of 21.41% and 14.58%, risk-free interest rate of 5.23% and 5.13%, and expected lives of 10 years.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend paid assumption is based on the Company’s history and expectation of dividend payments.

Additional stock options were granted to non-employee directors under this plan on June 14, 2007. The expense relating to all outstanding stock options, as of June 30, 2007, is $1,446, net of tax. There have been no stock options exercised under this plan as of the date of this report.

The following summarizes the stock options outstanding as of June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/06	7,100	$15.48	6.1
New Options Granted	800	23.80	10.0
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 6/30/07	7,900	$16.32	5.6
Options exercisable, 6/30/07	7,100	$15.48	5.1	$62

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2007 and December 31, 2006 follows:

	(In Thousands)
	June 30, 2007		December 31, 2006
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$—	$—	$1	$1

Total	$—	$—	$1	$1

Securities available for sale:
U.S. Treasury and agency obligations	$6,956	$6,928	$9,984	$10,005
Mortgage-backed	2,183	2,141	1,366	1,354
Municipal securities	215	218	214	218
Equity securities	2,930	3,166	2,184	2,329

Total	$12,284	$12,453	$13,748	$13,906

As of June 30, 2007, there were 2 investment securities that had been in a loss position for more than 12 consecutive months and 17 additional securities that had been in a loss position for less than one year. Management has the intent and ability to hold securities to their scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of June 30, 2007, is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$3,469	$1,830	$874	$6,173
	Unrealized Losses	(31)	(34)	(51)	(116)

More than 12 Months	Fair Value	—	311	—	311
	Unrealized Losses	—	(8)	—	(8)

Total	Fair Value	$3,469	$2,141	$874	$6,484
	Unrealized Losses	(31)	(42)	(51)	(124)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2006, there were 13 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities was as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage- Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$456	$456
	Unrealized Losses	—	—	(12)	(12)

More than 12 Months	Fair Value	1,494	363	—	1,857
	Unrealized Losses	(8)	(12)	—	(20)

Total	Fair Value	$1,494	$363	$456	$2,313
	Unrealized Losses	(8)	(12)	(12)	(32)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2007	December 31, 2006
Mortgage loans on real estate
Construction loans	$12,513	$9,933
Agricultural	5,173	4,940
Equity lines of credit	2,468	1,777
Residential 1-4 family	42,949	45,624
Second Mortgages	5,207	4,894
Multifamily	4,207	3,796
Commercial	31,272	26,998

Total real estate loans	103,789	97,962

Commercial and industrial loans	8,343	7,174
Consumer installment loans
Personal	16,412	15,314
Credit cards	565	661

Total consumer installment loans	16,977	15,975
All other loans	214	331

Gross Loans	129,323	121,442

Less unearned income on loans	(1,090)	(1,144)

Loans, less unearned discount	128,233	120,298
Less allowance for loan losses	(1,407)	(1,476)

Net Loans Receivable	$126,826	$118,822

Pioneer Bank's loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2007 and the year ending December 31, 2006 is as follows:

	June 30, 2007	December 31 2006
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,476	$1,332
Provision charged to operating expenses	140	233
Recoveries of loans charged off	108	335
Loans charged off	(317)	(424)

Balance, end of period	$1,407	$1,476

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the six month period ending June 30, 2007 and 2006, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.79	1,011,481	$0.81

Effect of dilutive securities:
Stock Options	2,302		929

Diluted earnings per share	1,013,783	$0.79	1,012,410	$0.81

Stock options representing 800 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of June 30, 2007 and 2006.

The weighted average number of shares for the three month period ending June 30, 2007 and 2006, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2007		Three Month Ended June 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.36	1,011,481	$0.48

Effect of dilutive securities:
Stock Options	2,442		1,858

Diluted earnings per share	1,013,923	$0.36	1,013,339	$0.48

NOTE 6 BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility and collateral requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

As of June 30, 2007, the total outstanding borrowings with FHLB were $10.8 million with approximately $8.8 million being fixed-rate long-term debt, which matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. As of June 30, 2007, the total outstanding borrowing with variable interest rates was $2.0 million.

The maturities of FHLB advances as of June 30, 2007 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Director Fees	$84	$83
Professional Fees	74	70
Supplies and Printing	72	74
Telephone Expense	76	81
Other	438	458

Total	$744	$766

Item 2.	Management's Discussion and Analysis or Plan of Operation

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

Overview

For the six months ended June 30, 2007, net income including securities transactions was $799,000 ($0.79 per share) compared with $816,000 ($0.81 per share) for the first half of 2006. This represents a decrease of $17,000 or approximately 2.08%. This slight decrease in earnings is primarily the result of reduced securities gains for the current reporting period as compared to the same period last year. Securities gain transactions are considered to be non-recurring in nature and generally fluctuate with economic and market conditions. Gains on securities transactions during the six months ended June 30, 2007 were $59,000 compared to gains in the same period last year of $162,000. Interest income on loans increased by approximately $397,000 or 9.11%. This increase in interest income on loans is related to increased loan volume and increasing market interest rates.

Total assets for the Company as of June 30, 2007 were $162.1 million compared to $151.6 million at year-end 2006. This is an increase of approximately $10.5 million or 6.89%. Total net loans have increased from $118.8 million as of December 31, 2006 to $126.8 million as of June 30, 2007. This represents an increase of $8.0 million or 6.74%. The majority of this increase in loans is in the area of commercial real estate properties.

Total liabilities for the Company as of June 30, 2007 were $146.3 million compared to $136.4 million at year-end 2006. This represents an increase of approximately $9.9 million or 7.28%. The primary increases in liability accounts have been in time deposits and savings accounts. Time deposits increased by $5.9 million during the first half of 2007, and savings accounts increased by $1.8 million.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of June 30, 2007, total capital was $15.7 million.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2007 and December 31, 2006. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $457,000 or 9.56% in the first half of 2007 compared to the first half of 2006. Total interest expense increased $384,000 or 25.65% during the first half of 2007 compared to the same period of 2006. The increases in interest income and interest expense resulted in a total overall increase in net interest income of $73,000 or 2.22% for the six month period ending June 30, 2007 compared to the six month period ending June 30, 2006. The net interest margin decreased from 4.82% for the first six months of 2006 to 4.71% for the first six months of 2007. Management’s decision to focus on commercial and residential real estate lending as opposed to higher yielding consumer loans, as well as the increased market interest rates on deposits and borrowings were the main contributors in the decrease in net interest margin. The average yield on earning assets increased from 7.01% as of June 30, 2006 to 7.34% as of June 30, 2007.

The average interest rate being paid on time deposits increased from 3.67% as of June 30, 2006 to 4.50% as of June 30, 2007. The average interest rate being paid for on borrowed funds decreased from 3.97% as of June 30, 2006 to 3.55% as of June 30, 2007. The changes in these average costs are primarily related to the recent increases in market interest rates, increased deposit volume during the reporting period, and the cost of borrowed funds.

The Company plans to continue its efforts to expand the commercial loan real estate portfolios during the remainder of 2007. The Company will also continue to offer consumer installment loans and residential real estate loans to its customer base.

Noninterest Income

During the first half of 2007, non-interest income decreased by $55,000 or 9.05% when compared to the same period last year. The primary factor contributing to this decrease was gains on securities transactions of $59,000 compared to gains in the prior year of $162,000. Service charge income increased by $9,000, while other income increased by $39,000. The increase in service charge income is primarily the result of additional ATM fees being collected. The increase in other income is directly related to investment commission income generated by the Company’s subsidiary, Pioneer Financial Services, LLC.

Noninterest Expense

During the first half of 2007, non-interest expense increased $53,000 or 2.11% in comparison to the first half of 2006. Salaries and benefits increased by $85,000 due to regular payroll adjustments, cost of living increases, and the recent employment of personnel for the Company’s subsidiary, Pioneer Financial Services, LLC. Occupancy expenses increased $12,000 and equipment expense decreased by approximately $22,000. Additionally, other expenses decreased by $22,000 due to management’s cost savings efforts during this reporting period.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity. At June 30, 2007, all of the Company’s securities were classified as available for sale.

As of June 30, 2007, the market value of securities available for sale was approximately $169,000 more than the amortized cost as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect market fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by approximately $1.5 million during the first half of 2007. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 25.42% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed regularly for adequacy. The risk associated with real estate and installment loans to individuals is based upon employment, the local and national economies, and consumer confidence. All of these affect the ability of borrowers to repay indebtedness. The risk associated with commercial lending is substantially based on the strength of the local and national economies in addition to the financial strength of the borrower.

While lending is geographically diversified within the service area, the Company does have loan concentrations in commercial real estate, residential real estate, and consumer auto loans. A significant percentage of real estate loans and installment loans are made to borrowers employed by businesses outside the service area.

In the first half of 2007, net loans increased by approximately $8.00 million or 6.74%, as a result of management’s proactive efforts to add volume in the commercial real estate sector of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing and continues to monitor its progress in this area. A schedule of loans by type is shown in note 3 of the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $15,000 at June 30, 2007 compared to $67,000 at December 31, 2006. This represents a decrease of $52,000 and is mainly due to management’s continued proactive collection efforts. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2007 was $81,000 compared to $213,000 at December 31, 2006. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $15,000 as of June 30, 2007. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2007 that are not included in the past due, non-accrual loans, or impaired loans referred to above.

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

Management also evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Additional allocation factors relating to identified loan concentrations, unfunded commitments, and loan growth trends are also included in the calculation of the adequacy of the loan loss reserve. The periodic review of the allowance for loan loss and funding provision considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to collateral values and maintains the allowance for loan losses at a level which is adequate to absorb credit losses considered to be inherent in the loan portfolio. Management engages the services of an outside loan review firm on a regular basis to evaluate the loan portfolio, provide an independent analysis of significant borrowers, and to assist in identifying potential problem credits. The independent loan review report is used by management as an additional tool for monitoring and minimizing risks that may be inherent in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting principle which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

The provision for loan losses and changes in the allowance for loan losses are shown in note 4 of the financial statements included in this report.

The allowance for loan loss balance of $1,407 million at June 30, 2007, decreased by approximately $69,000 from its level at December 31, 2006. The cumulative balance in the allowance for loan loss account was equal to 1.10% and 1.23% of total loans at June 30, 2007 and December 31, 2006, respectively. The decrease in the allowance account is attributed to reduced past due balances, as well as a reduced amount of specific allocations related to impaired loans. The allowance for loan loss balance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending June 30, 2007 included specific allocations for certain borrowers, whose payment performance and collateral values have recently shown improvement. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s evaluation of the allowance for loan losses for the periods ending June 30, 2007 and December 31, 2006 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises and Equipment

The Company continually monitors technological upgrades in the banking industry, and may, from time to time, in order to achieve higher levels of internal operational efficiency, purchase new or additional equipment relating to such technologies. The Company’s management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements. The Company also periodically evaluates opportunities for future branch locations and additional products in order to enhance customer service.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained stable.

During the first half of 2007, total deposits have increased by $9.7 million or 7.75%. The increase in deposits was distributed among non-interest bearing demand accounts, savings accounts, and time deposits. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2007, total borrowings were $10.8 million compared to $10.7 million at December 31, 2006. This represents an increase of $100,000 or 0.93%. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced in terms ranging from 1 – 5 years.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, to support operations and for continued growth at a manageable level. As of June 30, 2007, and December 31, 2006, the Company's total capital-to-total asset ratios were 9.71% and 10.04%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

There are no off-balance sheet items that should impair future liquidity. Liquidity as of June 30, 2007 remains adequate.

Interest Rate Sensitivity

The Company has historically had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Company also uses loan repayments and maturing investments to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System provides additional liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2007.

As of June 30, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 43.20% for the one year re-pricing period, compared with a negative cumulative Gap rate Sensitivity of 39.46% at December 31, 2006. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,128	$362	8.91%	$5,651	$233	8.25%
Real estate	98,757	3,488	7.06%	93,588	3,226	6.89%
Installment	15,151	846	11.17%	14,389	835	11.61%
Credit Card	559	60	21.47%	603	65	21.56%
Federal funds sold	3,457	88	5.09%	3,798	84	4.42%
Interest Bearing
Deposits	4,518	111	4.91%	6,413	135	4.21%
Investments
Taxable	9,579	255	5.32%	10,147	172	3.39%
Nontaxable [2]	2,786	38	2.73%	2,225	42	3.78%

Total earning assets	142,935	5,248	7.34%	136,814	4,792	7.01%

Interest Expense
Demand deposits	11,501	26	0.45%	13,012	30	0.46%
Savings	12,468	50	0.80%	13,882	42	0.61%
Time deposits	72,519	1,630	4.50%	59,107	1,084	3.67%
Borrowings	9,849	175	3.55%	17,180	341	3.97%

Total Interest Bearing Liabilities	$106,337	$1,881	3.54%	$103,181	$1,497	2.90%

Net Interest Income [1]		3,367			3,295

Net Interest Margin			4.71%			4.82%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,733	$195	8.93%	$5,974	$124	8.30%
Real estate	99,537	1,762	7.08%	95,175	1,635	6.87%
Installment	15,406	426	11.06%	14,530	410	11.29%
Credit card	545	28	20.55%	588	32	21.77%
Federal funds sold	3,512	45	5.13%	4,252	52	4.89%
Interest Bearing
Deposits	4,154	43	4.14%	6,602	75	4.54%
Securities
Taxable	9,741	132	5.42%	10,202	87	3.41%
Nontaxable [2]	3,002	19	2.53%	2,336	18	3.08%

Total earning assets	144,630	2,650	7.33%	139,659	2,433	6.97%

Interest Expense
Demand deposits	11,110	13	0.47%	12,113	13	0.43%
Savings	12,742	31	0.97%	13,742	21	0.61%
Time deposits	73,487	846	4.60%	61,048	579	3.79%
Borrowings	9,481	88	3.71%	18,193	192	4.22%

Total Interest Bearing Liabilities	$106,820	$978	3.66%	$105,096	$805	3.06%

Net Interest Income [1]		$1,672			$1,628

Net Interest Margin			4.62%			4.66%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2007

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$14,509	$8,800	$55,422	$49,502	$—	$128,233
Interest bearing bank deposits	2,621	1,500	—	—	—	4,121
Investment securities	500	—	5,487	3,300	3,166	12,453
Restricted stock	—	—	—	—	856	856
Federal funds sold	2,500	—	—	—	—	2,500

Total	20,130	10,300	60,909	52,802	4,022	148,163

Sources of Funds:

Interest bearing demand deposits	11,062	—	—	—	—	11,062
Regular savings	14,154	—	—	—	—	14,154
Certificates of deposit $100,000 and over	5,471	4,434	2,457	—	—	12,362
Other certificates of deposit	24,491	28,760	10,623	—	—	63,874
Borrowings	1,300	2,500	7,000	—	—	10,800

Total	56,478	35,694	20,080			112,252
Discrete Gap	(36,348)	(25,394)	40,829	52,802	4,022	35,911
Cumulative Gap	(36,348)	(61,742)	(20,913)	31,889	35,911
Ratio of Cumulative Gap To Total Earning Assets at June 30, 2007	-25.43%	-43.20%	-14.63%	22.31%	25.12%

Item 3.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Shareholders Meeting of Pioneer Bankshares, Inc. was held on May 17, 2007. At this meeting, Thomas R. Rosazza [votes for 759,752, against or withheld 22,056], Harry F. Louderback [votes for 774,008, against or withheld 7,800] and David N. Slye [votes for 774,008, against or withheld 7,800] were elected to serve as directors. These directors will serve a three year term expiring in 2010.

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

Date: August 14, 2007