Form 10QSB
period 2007-09-30
PIONEER BANKSHARES INC/VA
filed 2007-11-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2007
Common Stock, par value - $0.50	1,011,481 shares

Transitional Small Business Disclosure Format (check one)     YES  ☐    NO  ☒

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$9,547	$5,197
Interest bearing deposits in banks	5,318	5,382
Federal funds sold	—	700
Securities available for sale, at fair value	9,726	13,906
Securities held to maturity	—	1
Restricted securities	856	864
Loans receivable, net of allowance for loan losses of $1,532 and $1,476 respectively	126,045	118,822
Premises and equipment, net	4,173	4,478
Accrued interest receivable	808	706
Other assets	1,595	1,575

Total Assets	$158,068	$151,631

LIABILITIES
Deposits
Noninterest bearing demand	$32,668	$30,104
Interest bearing
Demand	10,555	12,056
Savings	13,817	12,330
Time deposits over $ 100,000	13,356	11,443
Other time deposits	60,918	58,845

Total Deposits	131,314	124,778
Accrued expenses and other liabilities	1,281	935
Long term debt	9,500	10,700

Total Liabilities	142,095	136,413

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,011,481	506	506
Retained earnings	15,443	14,615
Accumulated other comprehensive income, net	24	97

Total Stockholders’ Equity	15,973	15,218

Total Liabilities and Stockholders’ Equity	$158,068	$151,631

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Interest and Dividend Income:
Loans including fees	$2,512	$2,245
Interest on securities - taxable	116	83
Interest on securities - nontaxable	2	2
Interest on deposits and federal funds sold	117	137
Dividends	39	39

Total Interest and Dividend Income	2,786	2,506

Interest Expense:
Deposits	944	734
Long term debt	106	175

Total Interest Expense	1,050	909

Net Interest Income	1,736	1,597
Provision for loan losses	70	53

Net interest income after provision for loan losses	1,666	1,544

Noninterest Income:
Service charges and fees	202	197
Other income	29	10
Gain on securities transactions	147	143

Total Noninterest Income	378	350

Noninterest Expense:
Salaries and benefits	636	534
Occupancy expenses	87	97
Equipment expenses	196	217
Other expenses	435	414

Total Noninterest Expenses	1,354	1,262

Income before Income Taxes	690	632
Income Tax Expense	237	216

Net Income	$453	$416

Per Share Data
Net income, basic and diluted	$0.45	$0.41

Dividends	$0.14	$0.13

Weighted Average Shares Outstanding, Basic	1,011,481	1,011,481

Weighted Average Shares Outstanding, Diluted	1,014,403	1,013,968

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Interest and Dividend Income:
Loans including fees	$7,268	$6,604
Interest on securities - taxable	332	216
Interest on securities - nontaxable	7	7
Interest on deposits and federal funds sold	316	356
Dividends	99	102

Total Interest and Dividend Income	8,022	7,285

Interest Expense:
Deposits	2,650	1,890
Long term debt	281	516

Total Interest Expense	2,931	2,406

Net Interest Income	5,091	4,879
Provision for loan losses	210	197

Net interest income after provision for loan losses	4,881	4,682

Noninterest Income:
Service charges and fees	599	585
Other income	126	68
Gain on securities transactions	206	305

Total Noninterest Income	931	958

Noninterest Expense:
Salaries and benefits	1,900	1,713
Occupancy expenses	283	281
Equipment expenses	556	599
Other expenses	1,179	1,180

Total Noninterest Expenses	3,918	3,773

Income before Income Taxes	1,894	1,867
Income Tax Expense	642	635

Net Income	$1,252	$1,232

Per Share Data
Net income, basic and diluted	$1.24	$1.22

Dividends	$0.42	$0.38

Weighted Average Shares Outstanding, Basic	1,011,481	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,990	1,013,318

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945
Comprehensive Income
Net Income		1,232		1,232
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $138)			239
Reclassification adjustment for gains included in net income (net of tax effect of $ 116)			(189)	50

Total Comprehensive Income				1,282
Cash Dividends	—	(385)	—	(385)

BALANCE SEPTEMBER 30, 2006	$506	$14,315	$21	$14,842

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		1,252		1,252
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $31)			55
Reclassification adjustment for gains included in net income (net of tax effect of $ 78)			(128)	(73)

Total Comprehensive Income				1,179
Cash Dividends	—	(424)	—	(424)

BALANCE SEPTEMBER 30, 2007	$506	$15,443	$24	$15,973

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,252	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	197
Depreciation and amortization	410	345
Gain on sale of securities	(206)	(305)
Net amortization on securities	(7)	24
Net change in:
Accrued interest receivable	(102)	(132)
Other assets	27	(104)
Accrued expense and other liabilities	346	165

Net Cash Provided by Operating Activities	1,930	1,422

Cash Flows from Investing Activities:
Net change in federal funds sold	700	2,500
Net change in interest bearing deposits	64	1,176
Net change in restricted securities	8	(73)
Proceeds from maturities and sales of securities available for sale	13,370	10,322
Proceeds from maturities and calls of securities held to maturity	1	3
Purchase of securities available for sale	(9,097)	(12,811)
Net increase in loans	(7,433)	(8,483)
Purchase of bank premises and equipment	(105)	(319)

Net Cash Used in Investing Activities	(2,492)	(7,685)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	2,550	(3,172)
Time deposits	3,986	8,048
Proceeds from borrowings	2,000	5,000
Curtailments of borrowings	(3,200)	(3,200)
Dividends paid	(424)	(385)

Net Cash Provided by Financing Activities	4,912	6,291

Cash and Cash Equivalents:
Net increase in cash and cash equivalents	4,350	28
Cash and Cash Equivalents, beginning of year	5,197	7,373

Cash and Cash Equivalents, End of Period	$9,547	$7,401

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$2,766	$2,282
Income taxes	$396	$723
Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	(120)	72

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the nine and three-month periods ended September 30, 2007 and September 30, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2006 annual report to stockholders of Pioneer Bankshares, Inc., (the “Company”) and its Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

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

The expense relating to all outstanding stock options, as of September 30, 2007, is $2,169, net of tax. There have been no stock options exercised under this plan as of the date of this report.

The following summarizes the stock options outstanding as of September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/06	7,100	$15.48	6.1
New Options Granted, 6/14/07	800	23.80	10.0
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 9/30/07	7,900	$16.32	5.3
Options exercisable, 9/30/07	7,100	$15.48	4.8	$75

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2007 and December 31, 2006 follows:

	(In Thousands)
	September 30, 2007		December 31, 2006
	Carrying Value	Market Value	Carrying Value	Market Value
Securities held to maturity:
Mortgage-backed securities	$—	$—	$1	$1

Total	$—	$—	$1	$1

Securities available for sale:
U.S. Treasury and agency obligations	$6,459	$6,520	$9,984	$10,005
Mortgage-backed	2,089	2,076	1,366	1,354
Municipal securities	214	218	214	218
Equity securities	928	912	2,184	2,329

Total	$9,690	$9,726	$13,748	$13,906

As of September 30, 2007, there were 2 investment securities that had been in a loss position for more than 12 consecutive months and 8 additional securities that had been in a loss position for less than one year. Management has the intent and ability to hold securities to their scheduled maturity or call date, and considers any current market value losses to be temporary. One factor considered in the determination and evaluation of temporary losses is credit quality of the issuer. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of September 30, 2007, is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$1,780	$522	$2,302
Unrealized Losses		—	(9)	(102)	(111)
More than 12 Months	Fair Value	—	295	—	295
Unrealized Losses		—	(5)	—	(5)

Total	Fair Value	$—	$2,075	$522	$2,597
Unrealized Losses		—	(14)	(102)	(116)

NOTE 2 INVESTMENT SECURITIES (con’t):

As of December 31, 2006, there were 13 securities in the portfolio that had losses, which were considered to be temporary. The schedule of losses on these securities was as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$456	$456
Unrealized Losses		—	—	(12)	(12)
More than 12 Months	Fair Value	1,494	363	—	1,857
Unrealized Losses		(8)	(12)	—	(20)

Total	Fair Value	$1,494	$363	$456	$2,313
Unrealized Losses		(8)	(12)	(12)	(32)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2007	December 31, 2006
Mortgage loans on real estate
Construction loans	$12,134	$9,933
Agricultural	4,640	4,940
Equity lines of credit	2,434	1,777
Residential 1-4 family	42,668	45,624
Second Mortgages	4,960	4,894
Multifamily	4,163	3,796
Commercial	32,049	26,998

Total real estate loans	103,048	97,962
Commercial and industrial loans	7,625	7,174
Consumer installment loan
Personal	17,159	15,314
Credit cards	561	661

Total consumer installment loans	17,720	15,975
All other loans	257	331

Gross Loans	128,650	121,442
Less unearned income on loans	(1,073)	(1,144)

Loans, less unearned discount	127,577	120,298
Less allowance for loan losses	(1,532)	(1,476)

Net Loans Receivable	$126,045	$118,822

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2007 and the year ending December 31, 2006 is as follows:

	September 30, 2007	December 31 2006
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,476	$1,332
Provision charged to operating expenses	210	233
Recoveries of loans charged off	207	335
Loans charged off	(361)	(424)

Balance, end of period	$1,532	$1,476

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the nine month period ending September 30, 2007 and 2006, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$1.24	1,011,481	$1.22

Effect of dilutive securities:
Stock Options	2,509		1,837

Diluted earnings per share	1,013,990	$1.24	1,013,318	$1.22

There were no stock options excluded from the computation of diluted EPS because their effects were anti-dilutive as of September 30, 2007 and 2006.

The weighted average number of shares for the three month period ending September 30, 2007 and 2006, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2007		Three Month Ended September 30, 2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$0.45	1,011,481	$0.41

Effect of dilutive securities:
Stock Options	2,922		2,487

Diluted earnings per share	1,014,403	$0.45	1,013,968	$0.41

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

As of September 30, 2007, the total outstanding borrowings with FHLB were $9.5 million with approximately $7.5 million being fixed-rate long-term debt, which matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. As of September 30, 2007, the total outstanding borrowing with variable interest rates was $2.0 million.

The maturities of FHLB advances as of September 30, 2007 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Director Fees	$126	$124
Professional Fees	102	99
Supplies and Printing	102	102
Telephone Expense	80	122
Other	769	733

Total	$1,179	$1,180

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Overview

For the nine month period ended September 30, 2007, net income including securities transactions was $1.25 million compared to $1.23 million for the same period in 2006. This represents an increase of $20,000 or approximately 1.62%. Earnings per share were $1.24 as of September 30, 2007, compared to $1.22 for the same period last year. The increase in earnings for the period is primarily attributed to increased interest income on loans and investment securities. These increases are primarily the result of the Company’s continued efforts to expand its loan portfolio, as well as; increased market yields on the Bank’s investment portfolio as compared to the prior year.

The Company’s net growth in assets for the nine month period ending September 30, 2007 was $6.4 million, which represents a 4.25% increase over that achieved in the comparable period for 2006. The loan portfolio grew by $7.2 million or 6.08% during the nine months ending September 30, 2007. The growth trends are attributed to the Company’s focus on increasing its loan portfolio primarily in the category of small to medium sized commercial loans.

Total liabilities for the Company as of September 30, 2007 were $142.1 million compared to $136.4 million at year-end 2006. This represents an increase of approximately $5.7 million or 4.18%. The deposit portfolio grew by $6.5 million or 5.24% during the same period. The primary increases in deposit accounts have been in a variety of categories, including non-interest bearing demand accounts, time deposits and savings accounts. Time deposits increased by approximately $4.0 million or 5.67% during the nine month period ending September 30, 2007.

The Company’s total capital position remains strong and exceeds regulatory guidelines. As of September 30, 2007, total capital was $16.0 million.

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

Goodwill is included in other assets and totaled $360,000 at September 30, 2007 and December 31, 2006. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $737,000 or 10.12% during the nine month period ending September 30, 2007 as compared to the same period for 2006. For the same reporting periods, total interest expense increased $525,000 or 21.82%. These increases resulted in a total overall increase in net interest income of $212,000 or 4.35% for the nine month period ending September 30, 2007, when compared to the same period in 2006.

The net interest margin decreased from 4.73% at September 30, 2006, to 4.70% at September 30, 2007. Management’s continued focus on commercial and residential real estate lending as opposed to higher yielding consumer loans. Changes in market interest rates on deposits and borrowings were the main contributors to the overall decrease in net interest margin. The average yield on earning assets increased from 7.05% as of September 30, 2006 to 7.40% as of September 30, 2007.

The average interest rate being paid on time deposits increased from 3.93% as of September 30, 2006 to 4.56% as of September 30, 2007. The average interest rate being paid on borrowed funds decreased from 4.01% as of September 30, 2006 to 3.75% as of September 30, 2007. The changes in these average costs are primarily related to the recent market interest rate fluctuations, increased deposit volume during the reporting period, and the cost of borrowed funds.

Noninterest Income

During the nine month period ending September 30, 2007, non-interest income decreased by $27,000 or 2.82% when compared to the same period last year. The primary factor contributing to this decrease was gains on securities transactions of $206,000 compared to gains in the prior year of $305,000. Service charge income increased by $14,000, while other income increased by $58,000. The increase in service charge income is primarily the result of additional ATM fees being collected. The increase in other income is directly related to investment commission income generated by the Company’s subsidiary, Pioneer Financial Services, LLC.

Noninterest Expense

During the nine month period ending September 30, 2007, non-interest expense increased $145,000 or 3.84% in comparison to the same period for 2006. Salaries and benefits increased by $187,000 due to cost of living increases, promotional payroll adjustments, and the recent employment of personnel for the Company’s subsidiary, Pioneer Financial Services, LLC. Occupancy expenses increased $2,000 and equipment expense decreased by approximately $43,000.

Financial Condition

Securities

The Company’s securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders’ equity. At September 30, 2007, all of the Company’s securities were classified as available for sale.

As of September 30, 2007, the market value of securities available for sale was approximately $36,000 more than the amortized cost as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect market fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by approximately $4.25 million during the nine month period ending September 30, 2007. This decrease is attributed to funding needs in support of the increased loan portfolio. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of market interest rates. Of the investments in securities available for sale, 9.38% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

During the nine month period ending September 30, 2007, net loans increased by approximately $7.2 million or 6.08%, as a result of management’s proactive efforts to add volume in the commercial real estate sector of the lending portfolio. The Company has taken measures to reduce the risk exposure related to consumer and automobile financing and continues to monitor its progress in this area. A schedule of loans by type is shown in note 3 of the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $17,000 at September 30, 2007 compared to $67,000 at December 31, 2006. This represents a decrease of $50,000 and is mainly due to management’s continued proactive collection efforts. Management continually monitors non-accrual accounts and all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2007 was $270,000 compared to $213,000 at December 31, 2006. Based on current collateral values, management has identified potential losses relating to impaired loans of approximately $68,000 as of September 30, 2007. Potential loss reserve allocations as of December 31, 2006 were $42,500. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2007 that are not included in the past due, non-accrual loans, or impaired loans referred to above.

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

Management also evaluates the loan portfolio in light of national and local economic trends, changes in the nature and value of the portfolio and industry standards. Allocation factors relating to identified loan concentrations and loan growth trends are included in the calculation of the adequacy of the loan loss reserve. The periodic review of the allowance for loan loss and funding provision considers concentrations of loans in terms of geography, business type or level of risk. Management evaluates the risk elements involved in loans relative to collateral values and maintains the allowance for loan losses at a level which is adequate to absorb credit losses considered to be inherent in the loan portfolio. Management engages the services of an outside loan review firm periodically to evaluate the loan portfolio, provide an independent analysis of significant borrowers, and to assist in identifying potential problem credits. The independent loan review report is used by management as an additional tool for monitoring and minimizing risks that may be inherent in the loan portfolio. Management has also implemented an internal loan review process for the purpose of identifying and monitoring possible loan losses in the portfolio. Other factors considered in management’s evaluation process are changes in lending policies, procedures and underwriting criteria; changes in the nature and volume of the loan portfolio; the experience, ability, and depth of lending management or other lending personnel; the volume and severity of past dues, non-accruals, and classified loans; and other external or regulatory requirements. Regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.

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

The allowance for loan loss balance of $1,532 million at September 30, 2007, increased by approximately $56,000 from its level at December 31, 2006. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans and growth in the consumer auto financing category. While the funding requirement for impaired loans and auto financing has increased, the majority of loan portfolio growth has been in commercial real estate accounts, which are considered to be a lower risk category. The Company’s past due trends have remained relatively stable and in a range consistent with the bank’s expectations during this period of loan growth. The lower risk growth funding factors related to commercial real estate loans have contributed to the slight decrease in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.20% and 1.23% of total loans at September 30, 2007 and December 31, 2006, respectively.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account for the period ending September 30, 2007 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Management’s evaluation of the allowance for loan losses for the periods ending September 30, 2007 and December 31, 2006 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

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

During the nine month period ending September 30, 2007, total deposits increased by $6.5 million or 5.24%. The increase in deposits was distributed among non-interest bearing demand accounts, savings accounts, and time deposits. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2007, total borrowings were $9.5 million compared to $10.7 million at December 31, 2006. This represents a decrease of $1.2 million or 11.21%. This decrease is attributed to regularly scheduled principal reductions that occurred during the reporting period. The Bank utilizes borrowings periodically as a source of funds for loan growth and other investment opportunities in order to maintain a profitable interest spread. Borrowings are generally matched with maturities of specific groups of loans, and are normally advanced in terms ranging from 1 – 5 years.

Capital

The Company maintains a strong capital base as support for possible future expansion, to promote public confidence, and to support operations and for continued growth at a manageable level. As of September 30, 2007, and December 31, 2006, the Company’s total capital-to-asset ratios were 10.11% and 10.04%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

There are no off-balance sheet items that should impair future liquidity. Liquidity as of September 30, 2007 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2007.

The Company had a negative cumulative Gap Rate Sensitivity Ratio of 42.57% for the one year re-pricing period as of September 30, 2007, compared to a negative cumulative Gap Sensitivity of 39.46% at December 31, 2006. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,393	$560	8.90%	$5,944	$380	8.52%
Real estate	99,857	5,316	7.10%	94,355	4,878	6.89%
Installment	15,458	1,300	11.21%	14,500	1,249	11.49%
Credit Card	556	92	22.06%	598	97	21.63%
Federal funds sold	3,361	128	5.08%	4,507	163	4.82%
Interest Bearing
Deposits	4,971	188	5.04%	5,970	193	4.31%
Investments
Taxable	9,659	399	5.51%	10,098	279	3.68%
Nontaxable [2]	2,611	56	2.86%	2,187	67	4.08%

Total earning assets	144,866	8,039	7.40%	138,159	7,306	7.05%

Interest Expense
Demand deposits	11,188	39	0.46%	12,669	42	0.44%
Savings	12,986	91	0.93%	13,643	63	0.62%
Time deposits	73,736	2,520	4.56%	60,575	1,785	3.93%
Borrowings	10,004	281	3.75%	17,160	516	4.01%

Total Interest Bearing Liabilities	$107,914	$2,931	3.62%	$104,047	$2,406	3.08%

Net Interest Income [1]		5,108			4,900

Net Interest Margin			4.70%			4.73%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,913	$198	8.89%	$6,514	$147	9.03%
Real estate	102,020	1,828	7.17%	95,866	1,652	6.89%
Installment	16,064	454	11.30%	14,725	414	11.25%
Credit card	552	32	23.19%	589	32	21.73%
Federal funds sold	3,172	40	5.04%	5,904	79	5.35%
Interest Bearing
Deposits	5,861	77	5.26%	5,097	58	4.55%
Securities
Taxable	9,817	144	5.87%	10,017	107	4.27%
Nontaxable [2]	2,267	18	3.18%	2,141	25	4.67%

Total earning assets	148,666	2,791	7.51%	140,853	2,514	7.14%

Interest Expense
Demand deposits	10,573	13	0.49%	11,995	12	0.40%
Savings	14,005	41	1.17%	13,173	21	0.64%
Time deposits	76,132	890	4.68%	63,462	701	4.41%
Borrowings	10,309	106	4.11%	17,122	175	4.09%

Total Interest Bearing Liabilities	$111,019	$1,050	3.78%	$105,752	$909	3.43%

Net Interest Income [1]		$1,741			$1,605

Net Interest Margin			4.68%			4.56%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

September 30, 2007

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$13,808	$9,195	$56,392	$48,182	$—	$127,577
Interest bearing bank deposits	4,068	1,250	—	—	—	5,318
Investment securities	—	295	5,237	3,282	912	9,726
Restricted stock	—	—	—	—	856	856
Federal funds sold	—	—	—	—	—	—

Total	17,876	10,740	61,629	51,464	1,768	143,477

Sources of Funds:

Interest bearing demand deposits	10,555	—	—	—	—	10,555
Regular savings	13,817	—	—	—	—	13,817
Certificates of deposit $100,000 and over	1,273	10,246	1,837	—	—	13,356
Other certificates of deposit	14,831	35,770	10,317	—	—	60,918
Borrowings	600	3,200	5,700	—	—	9,500

Total	41,076	49,216	17,854	—	—	108,146

Discrete Gap	(23,200)	(38,476)	43,775	51,464	1,768	35,331

Cumulative Gap	(23,200)	(61,676)	(17,901)	33,563	35,331

Ratio of Cumulative Gap To Total Ave Earning Assets at September 30, 2007	-16.01%	-42.57%	-12.36%	23.17%	24.39%

Item 3.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2007