Form 10KSB
period 2007-12-31
PIONEER BANKSHARES INC/VA
filed 2008-03-27
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for its most recent fiscal year were $12,043,860.

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $25.50 per share as of March 26, 2008 was $22,651,472.

The number of shares outstanding of the registrant’s common stock is 1,013,758 as of March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2008 are incorporated by reference into Part III of this Form 10-KSB.

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

In October 2000, the Bank acquired Valley Finance Service, Inc. (“VFS”), a small loan company located in Harrisonburg, Virginia. In January 2002, the assets of VFS were merged into the Bank and the subsidiary license for this company was dissolved. VFS now operates as a division and branch of the Bank offering consumer loan services.

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2007 and 2006. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

The primary assets of the Company consist of all of the stock of the Bank, real estate holdings leased to the Bank, a portfolio of equity investment securities, and minimal cash accounts.

The Bank is engaged in the general commercial banking business, primarily serving the counties of Page, Greene, Rockingham, and Albemarle, as well as the Cities of Harrisonburg and Charlottesville, Virginia. In addition, the close proximity and mobile nature of individuals and businesses in adjoining Virginia counties and nearby cities places these markets within the Bank’s targeted trade area. The Bank also anticipates serving some individuals and businesses from other areas, including, but not limited to, the counties surrounding Page County.

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

Employees

As of December 31, 2007, the Company had 65 employees, with 62 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered to be good.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2007.

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

The Bank’s main branch office in Stanley, Virginia was constructed in 1984, contains 12,876 square feet on three floors and is situated on approximately two acres. The building contains a full service branch, administration and operations, bookkeeping and credit departments, three drive-through lanes and a drive-up ATM. This office is owned by the Bank.

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

The branch in Harrisonburg, Virginia is a new brick facility, which was constructed in 2003. The building is situated on a 130 x 190 lot, which was originally purchased in 2002. The branch contains approximately 1,620 square feet. This full-service office is located next to a shopping center and has three drive-through lanes and a drive-up ATM. This branch is owned by the Bank.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

COMMON STOCK TRADE PRICES

2006	High	Low
First Quarter	$18.50	$17.50
Second Quarter	25.00	19.15
Third Quarter	30.00	22.10
Fourth Quarter	22.50	21.50

2007	High	Low
First Quarter	$23.05	$21.40
Second Quarter	24.25	21.50
Third Quarter	27.50	24.25
Fourth Quarter	28.10	26.00

There were 1,011,481 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2007, which were held by 500 shareholders of record.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/09/06	3/20/06	3/30/06	$.12
6/08/06	6/19/06	6/30/06	.13
9/14/06	9/20/06	9/29/06	.13
12/07/06	12/18/06	12/29/06	.13

Total for 2006			$.51

3/08/07	3/19/07	3/30/07	$.14
5/30/07	6/14/07	6/29/07	.14
9/13/07	9/20/07	9/28/07	.14
12/13/07	12/21/07	12/31/07	.14

Total for 2007			$.56

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

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2007 and 2006, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

The methodology used to calculate the allowance for loan losses and the provision for loan losses is a significant accounting policy, which is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 and prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review, and more frequently if certain impairment indicators are in evidence. SFAS No. 142 also requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2007 and 2006. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. There were no impairment charges recognized for the 2007 and 2006 reporting periods.

OPERATIONS ANALYSIS - 2007 - Compared to 2006

Table I

PIONEER BANKSHARES, INC.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2007	2006
Condensed Statement of Income
Interest and dividend income	$10,764	$9,834
Interest expense	3,908	3,287

Net interest income	6,856	6,547
Provision for loan losses	309	233

Net interest income after provision for loan losses	6,547	6,314
Noninterest income	1,278	1,187
Noninterest expense	5,180	4,994

Income before income taxes	2,645	2,507
Income tax expense	893	845

Net Income	$1,752	$1,662

At Year End
Assets	$151,825	$151,631
Deposits	127,355	124,778
Loans, Net	125,611	118,822
Stockholders’ Equity	16,275	15,218

Per Share Information
Net income per share, basic	$1.73	$1.64
Net income per share, diluted	1.73	1.64
Dividends per share	.56	.51
Book value per share	16.09	15.05

Financial Statement Ratios
Return on average assets [1]	1.12%	1.11%
Return on average equity [1]	10.97%	11.31%
Dividend payout ratio	32.31%	31.05%
Average equity to average assets [1]	10.24%	9.85%

[1]	Ratios are based primarily on daily average balances

Overview

The Company’s net earnings were $1.752 million for the year ended December 31, 2007, compared to $1.662 million for 2006. According to Company records, net income for 2007 is the highest in the history of the institution. Earnings per share were $1.73 for the year ended December 31, 2007, compared to $1.64 for 2006.

The overall increase in earnings of $90,000 is generally attributed to additional interest income on loans and investment securities at the bank level, as well as, gains on securities transactions at the holding company level. The increase in loan and investment interest is primarily the result of the Company’s continued efforts to expand its loan portfolio, as well as, increased market yields on the bank’s investment portfolio as compared to the prior year. The increased income on the securities portfolio at the holding company level is largely attributed to market conditions and management’s oversight.

The Company’s loan portfolio grew by $6.8 million or 5.71% during 2007, and was primarily in the category of commercial real estate loans. The deposit portfolio grew by $2.6 million or 2.07% during the same period, with the majority of this growth being in demand deposit and savings accounts. Interest bearing deposits in other banks decreased by $3.8 million or 70.27%, and total investment securities available for sale were reduced by $2.8 million or 20.40%. These reductions in assets were used as a source of funding to support the Company’s loan growth and to reduce outstanding borrowings in accordance with original repayment schedules. Total outstanding borrowings were reduced by $3.8 million or 35.51% during 2007. The changes in assets and liabilities provided net asset growth for the Company during 2007 of $194,000. This represents a 0.13% increase. The Company’s capital position at December 31, 2007 was $16.3 million, or 10.72% as a percentage of total assets.

The Company’s book value as of December 31, 2007 was $16.09 per share, as compared to a book value of $15.05 per share as of December 31, 2006. This represents an increase of 6.91%. Additionally, shareholder dividend payments for 2007 were increased by 9.80%, as compared to the prior year.

In summary, the financial and operational results for 2007 were both positive and productive for Pioneer Bankshares, Inc.

Table II

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In thousands)

	2007			2006
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$8,529	$757	8.88%	$6,247	$539	8.63%
Real estate	100,274	7,125	7.11%	94,978	6,579	6.93%
Installment	15,732	1,776	11.29%	14,517	1,664	11.46%
Credit card	555	119	21.44%	594	128	21.55%

Total Loans	125,090	9,777	7.82%	116,336	8,910	7.66%
Federal funds sold	3,476	170	4.89%	4,438	227	5.11%
Interest bearing deposits	4,475	225	5.03%	5,723	259	4.53%
Securities
Taxable	9,570	527	5.51%	9,397	373	3.97%
Nontaxable[2]	2,639	94	3.56%	2,227	94	4.22%

Total Earning Assets	145,250	10,793	7.43%	138,121	9,863	7.14%

Allowance for loan losses	(1,483)			(1,477)
Nonearning assets	12,184			12,548

Total Assets	$155,951			$149,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand deposits	$11,019	$53	0.48%	$12,408	$55	0.44%
Savings	13,157	134	1.02%	13,390	82	0.61%
Time deposits	73,407	3,365	4.58%	61,631	2,490	4.04%

Total Deposits	97,583	3,552	3.64%	87,429	2,627	3.00%
Borrowings	9,595	356	3.71%	16,380	660	4.03%

Total Interest Bearing Liabilities	107,178	3,908	3.65%	103,809	3,287	3.17%

Noninterest bearing deposits	31,613			29,746
Other liabilities	1,189			936

Total Liabilities	139,980			134,491

Stockholders’ equity	15,971			14,701

Total Liabilities and Stockholders’ Equity	$155,951			$149,192

Net Interest Earnings		$6,885			$6,576

Net Yield on Interest Earning Assets			4.74%			4.76%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was approximately $29,000 for 2007 and 2006.

Table III

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(In thousands of dollars)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$197	$21	$218	$181	$45	$226
Real estate	367	179	546	839	123	962
Installment	139	(27)	112	81	(148)	(67)
Credit Card	(8)	(1)	(9)	(9)	2	(7)

Total Loans	695	172	867	1,092	22	1,114

Federal funds sold	(49)	(8)	(57)	53	82	135

Interest bearing deposits in banks	(57)	23	(34)	(21)	72	51

Investments
Taxable	7	147	154	(157)	92	(65)
Nontaxable	17	(17)	—	12	24	36

Total Securities	24	130	154	(145)	116	(29)

Total Earning Assets	$613	$317	$930	$979	$292	$1,271

Interest Expense
Demand deposits	$(6)	$4	$(2)	$(10)	$3	$(7)
Savings	(1)	53	52	(4)	7	3
Time deposits	476	399	875	363	621	984

Total Deposits	469	456	925	349	631	980
Borrowings	(273)	(31)	(304)	(38)	81	43

Total Liabilities	196	425	621	311	712	1,023

Net Interest Earnings	$417	$(108)	$309	$668	$(420)	$248

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Net Interest Income

Net interest income increased $309,000 or 4.72% in 2007. The increase in net interest income for 2007 is primarily attributed to interest income on loans and decreased interest expense on borrowings. Interest income on loans increased by $867,000 or 9.73% and interest expense on borrowings decreased by $304,000 or 46.06% when compared to 2006. The increase in loan interest is related to the volume of loan growth during 2007. As the volume of lending activity continues to grow, the Company expects that income from earning assets will continue to increase, subject to market rates and economic conditions.

Interest income on securities held to maturity and securities available for sale increased by $157,000 or 54.90% in 2007 compared to a decrease of $89,000 in 2006. The average yields on securities increased from 4.02% in 2006 to 5.09% in 2007. The increase in average yield on securities is primarily related to reinvestment activities during the year at higher market rates. Management maintains a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $395,000 in 2007, compared to $486,000 in 2006. This decrease of $91,000 is attributed to management’s efforts to maximize earnings in loans and securities, while maintaining lower average balances in fed funds during the year.

The net interest margin on earning assets on a tax equivalent basis decreased from 4.76% in 2006 to 4.74% in 2007. This can be attributed to slightly lower yields on installment loans and credit card accounts, as well as increased interest expense on the Bank’s deposit portfolio.

Total interest expense increased $621,000 or 18.89% in 2007. The increase in interest expense on deposits accounts of $925,000 was offset by a decrease in borrowing interest expense of $304,000. The increase in deposit interest is primarily the result of increased market rates and the Bank’s efforts to remain competitive in the current economic environment. The decrease in interest expense on borrowings is related to the reduction of outstanding balances, which were paid in accordance with the original repayment schedules. The average interest rate paid on total deposits increased from 3.00% in 2006 to 3.64% in 2007. The average interest rate paid on borrowings decreased from 4.03% in 2006 to 3.71% in 2007.

Yields on total loans increased from 7.66% in 2006 to 7.82% in 2007. The yield on commercial and agricultural loans increased from 8.63% in 2006 to 8.88% in 2007. Commercial and residential real estate loan yields have increased from 6.93% in 2006 to 7.11% in 2007. Installment loan yields have decreased from 11.46% in 2006 to 11.29% in 2007 primarily due to management’s implementation of a dealer loan program for auto financing, which offers lower interest rates to well qualified buyers.

The yield on taxable investments increased from 3.97% in 2006 to 5.51% in 2007. The tax equivalent yield on nontaxable investments decreased from 4.22% in 2006 to 3.56% in 2007. The changes in these yields are attributed to market fluctuations and management’s efforts to maximize earnings through reinvestment activities.

Non-interest Income and Expense

Non-interest income increased from $1.2 million in 2006 to $1.3 million in 2007. This represents a 7.67% increase. The primary factors affecting this change were increases in service charges and fees, commission income, gains on security transactions, and other income. Service charge income increased by $21,000 or 2.68%. Commission income increased by $29,000 or 72.50% and is primarily the result of management’s increased efforts relating to the Bank’s subsidiary, Pioneer Financial Services, LLC, which offers non-bank investment and insurance products. Gains on securities increased by $20,000 or 28.57% compared to the prior year. Other income increased by $21,000 or 7.17% during 2007.

Non-interest expense increased by $186,000 or 3.72% from 2006 to 2007. Salaries and benefits increased by $179,000 or 7.57% in 2007 compared to 2006. The increase in salaries and benefits is attributed to regular salary increases. Equipment expenses decreased by $49,000 or 6.19% in 2007 compared to 2006 as a result of normal depreciation fluctuations. Total other expenses increased by $49,000 from 2006 to 2007, which is the net result of increases and decreases in various operating costs. The largest increase in operating expenses was in the category of legal fees, with an increase of approximately $92,000. The increase in legal fees is primarily attributed to litigation costs incurred for shareholder and related proxy matters.

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

Management recognizes that prevailing economic conditions have the potential to adversely impact the Company’s operational results, including future earnings, liquidity, and capital resources. The continued deterioration in the credit and housing markets, significant price increases in crude oil, increasing unemployment within our service area, and other local market factors are monitored closely by management in an effort to promptly identify specific trends that could have a direct material effect on the Company.

Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company.

Securities

Securities as of December 31, 2007 totaled $11.7 million, which is a 20.46% decrease over the December 31, 2006 balance of $14.8 million. This decrease is attributed to funding needs in support of the increased loan volume.

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

At December 31, 2007, the Company had investments in equity securities consisting primarily of common and preferred stocks with a cost of $3.0 million and an estimated market value of $2.8 million. The investments generally include common stocks purchased with the objective of realizing capital gains. The market value of these investments is sensitive to general trends in the stock market.

The Bank’s total investment portfolio at December 31, 2007 has a cost of $8.2 million and an estimated fair market value of $8.3 million. These investments include U.S. government and agency securities, state and municipal securities, and fixed mortgaged-backed securities.

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis:

	2007 Book Value	Weighted Average Yield	2006 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$1,781	4.77%	$6,491	4.32%
Maturing after one year But within five years	4,284	5.40%	3,365	5.07%
Maturing after five years But within ten years	514	6.00%	729	6.20%
Maturing after 10 years	1,734	5.51%	992	5.44%
Equity Securities	2,756		2,329

Total securities available for sale	$11,069	5.32%	$13,906	4.75%

Securities held to maturity
Maturing within one year	$—	—	$—	—
Maturing after one year	—	—	—	—
But within five years	—	—	—	—
Maturing after five but Within ten years	—	—	1	10.93%

Total securities held to maturity	$—	—	$1	10.93%

Total Securities	$11,069	5.32%	$13,907	4.75%

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

Loan Portfolio

Total net loans increased during 2007 from $118.8 million at December 31, 2006 to $125.6 million at December 31, 2007. This is an increase of $6.8 million or 5.71%. The increase in the loan portfolio was mainly in the areas of construction loans, commercial residential real estate loans, and personal installment loans. In addition to these noted categories, the Bank also continues to make other general consumer loans, residential mortgage loans, and offer credit card accounts for its customers.

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	(In Thousands)
	December 31, 2007	December 31, 2006
Mortgage loans on real estate
Construction loans	$12,979	$9,933
Agricultural	4,573	4,940
Equity lines of credit	2,431	1,777
Residential 1-4 family	41,579	45,624
Second mortgages 1-4 family	5,055	4,894
Multifamily	3,946	3,796
Commercial	32,332	26,998

Total real estate loans	102,895	97,962

Commercial and agricultural loans	7,204	7,174
Consumer installment loans
Personal	17,165	15,314
Credit cards	587	661

Total consumer installment loans	17,752	15,975
All other loans	323	331

Gross Loans	128,174	121,442
Less unearned income on loans	(990)	(1,144)

Loans, less unearned discount	127,184	120,298
Less allowance for loan losses	(1,573)	(1,476)

Net Loans Receivable	$125,611	$118,822

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $49.1 million as of December 31, 2007. This represents a decrease of approximately $3.2 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $53.8 million as of December 31, 2007. This represents an increase of approximately $8.2 million in the commercial real estate portfolio when compared to the prior year. The increase in commercial real estate loans is a direct result of management’s focus on this lending category in an effort to diversify the overall lending portfolio. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to be relatively low.

The Bank’s consumer loan portfolio increased $1.8 million or 11.12% to a total of $17.8 million at December 31, 2007. This increase is attributed to the Bank’s continued efforts to serve consumer loan needs throughout its service area and offering a dealer loan program for auto financing.

A schedule of remaining maturities of selected loan categories as of December 31, 2007 is as follows:

	Construction Loans	Commercial and Agricultural Loans
	(In thousands)
Loans maturing within one year	$9,693	$900
Variable rate	2,429	2,039
Fixed rate, over one year through five years	789	3,514
Fixed rate, over five years	68	751

Total Maturities of Selected Loans	$12,979	$7,204

At December 31, 2007, construction loans were 10.33% percent of total net loans and commercial and agricultural loans were 5.74% of total net loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2007 and December 31, 2006:

	2007	2006
	(In Thousands)
Non-accrual Loans	$297	$21
Loans Past Due 90 days or more	89	46

Total non-performing assets	$386	$67

Allowance for loan losses to total loans	1.24%	1.23%

Non-performing Assets to total loans	0.30%	0.06%

Non-accrual loans are loans on which the interest accruals have been suspended or discontinued as a result of the borrower’s financial difficulties and delinquency status. Interest accruals are continued on past due, secured loans until the principal and accrued interest equal the value of the collateral and on unsecured loans until the financial condition of the creditor deteriorates to the point that any further accrued interest would be determined to be uncollectible. Interest on non-accrual loans did not have a significant impact on income for 2007 or 2006.

Restructured loans are loans on which the original interest rate or repayment terms have been substantially changed due to the borrower’s financial hardship. There were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. Impaired loans not included in the non-accrual totals with specific allocations as of December 31, 2007 totaled approximately $489,000, and were primarily related to one borrower. Management has also identified other credits that may present potential problems of approximately $2.2 million as of December 31, 2007. The potential problem loans are monitored closely on an on-going basis and a general allocation has been made in accordance with the Company’s allowance for loan loss calculations.

Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for potential losses as they are identified.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2007 and December 31, 2006:

	2007	2006
	(in thousands)
Beginning balance	$1,476	$1,332
Provision charged to expense	309	233

Loan losses:
Commercial	181	—
Installment	283	382
Real estate	—	23
Credit card	10	19

Total Loan Losses	474	424

Recoveries:
Commercial	63	1
Installment	199	287
Real estate	—	42
Credit card	—	5

Total Loan Recoveries	262	335

Net Loan Losses	212	89

Balance at End of Period	$1,573	$1,476

Net Loan Losses as a Percent of Average loans	0.17%	0.08%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2007 and December 31, 2006:

	December 31, 2007			December 31, 2006
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
Analysis of Ending Balance
Commercial	$256	16.27%	6.82%	$172	11.65%	5.37%
Real estate	433	27.53%	80.16%	455	30.83%	81.64%
Installment	853	54.23%	12.58%	816	55.28%	12.48%
Credit card	31	1.97%	0.44%	33	2.24%	0.51%

Total	$1,573	100.00%	100.00%	$1,476	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.24%			1.23%

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

The allowance for loan loss balance of $1.573 million at December 31, 2007, increased by approximately $97,000 from its level at December 31, 2006. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, growth in the consumer auto financing category, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. While the funding requirement for impaired and non-performing loans has increased, the majority of loan portfolio growth has been in commercial real estate accounts, which are considered to be a lower risk category. Management also noted a positive trend in consumer installment charge offs during 2007. The charge offs for consumer loans declined by approximately $99,000 or 25.92% as compared to the prior year. The lower risk growth funding factors related to commercial real estate loans and the reduced charge offs in consumer loans have contributed to a minimal overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.24% and 1.23% of total loans at December 31, 2007 and December 31, 2006, respectively.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of December 31, 2007 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Loan charge offs for 2007 increased by $50,000 compared to the prior year, and loan loss recoveries decreased by $73,000. This resulted in an overall increase of $123,000 in net loan charge offs for the period ending December 31, 2007 as compared to December 31, 2006. The increase in charge offs is primarily related to losses incurred on specific commercial loan accounts, which had collateral that was not readily marketable due to the downturn in the housing market and other economic factors. The decrease in recoveries for 2007 is primarily attributed to the limited recoveries on the commercial charge offs previously discussed, as well as non-recurring activities on previously foreclosed accounts that were collected in 2006. There were no foreclosed assets subject to recovery in 2007.

The provision expense related to the allowance for loan loss for 2007 increased by $76,000 as compared to 2006. This increase is directly related to the increased charge offs and reduced recoveries during the year.

Management’s evaluation of the allowance for loan losses as of December 31, 2007 and December 31, 2006 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment, and Software

The Bank had purchases and investments related to premises improvements, new equipment and software upgrades during 2007 totaling $124,000. These included the replacement of drive-thru equipment at 2 branch locations, additional telephone equipment and operating upgrades, and miscellaneous computer purchases. Additionally, there were purchases relating to the implementation of merchant remote capture software, which is expected to be fully operational in early 2008.

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

Deposits

The Company’s total deposits as of December 31, 2007 were $127.4 million compared to $124.8 million at December 31, 2006. This increase of $2.6 million or 2.07% was primarily in the categories of non-interest bearing demand deposits and savings accounts. Total demand deposits totaled $43.7 million as of December 31, 2007 compared to $42.2 million at December 31, 2006. This represents an increase of $1.5 million or 3.56%. Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity.

Total savings deposits as of December 31, 2007 were $13.4 million compared to $12.3 million as of December 31, 2006. This represents an increase of approximately $1.0 million or 8.41%. These accounts consist of passbook savings accounts, statement savings accounts, and Christmas club accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 55.22% of the Bank’s total deposits. Total time deposits as of December 31, 2007 and December 31, 2006 were $70.3 million. Time deposits are classified in two major categories for FDIC Insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 increased during 2007 by approximately $4.4 million compared to the prior year as a result of management’s efforts to attract additional deposits by offering limited time promotional rates. Total time deposits with balances of $100,000 or less were $54.5 million at December 31, 2007 compared to $58.8 million at December 31, 2006. Time deposits with a balance greater than $100,000 represent 22.50% of the Bank’s total time deposit portfolio.

The maturity schedule as of December 31, 2007 for certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$1,070
3 to 12 months	13,014
1 to 3 years	1,516
Over 3 years	222

Total	$15,822

Long-term Debt

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $60.7 million as of December 31, 2007 and 2006. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

At December 31, 2007, the total fixed-rate long-term debt with FHLB totaled $6.9 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. At December 31, 2006, the total fixed-rate long-term debt with FHLB was $10.7 million.

The contractual maturities of FHLB advances as of December 31, 2007 are as follows:

(In Thousands)
Fixed Rate
Due in 2008	$3,800
Due in 2009	3,100

$6,900

Subsequent to the end of 2007, the Company received additional loan advances from the FHLB totaling $8.5 million. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term instruments ranging from 6 months to 3 years. These additional borrowings were fixed rate credits with terms not exceeding 3 years and had average borrowing rates of 3.21%. The average earning rate on the investments was 4.24%.

Analysis of Capital

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to its size, composition, quality of assets and liability levels, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The Federal Reserve, Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.00%, of which at least 4.00% must be Tier 1 capital, composed of common equity, retained earnings, and a limited amount of perpetual preferred stock, less certain goodwill items. The Company is considered to be well capitalized under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 14.7% at December 31, 2007. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 13.4% as of December 31 2007 compared to 13.5% at December 31, 2006. Both of these ratios exceed regulatory capital requirements.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2007 and December 31, 2006:

	2007	2006
	(in thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$119,023	$109,068

Consolidated Tier 1 capital
Common stock	$506	$506
Surplus	—	—
Retained Earnings	15,805	14,615
Goodwill excluded	(360)	(360)

Total Tier 1 capital	15,951	14,761

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,488	1,363

Total risk-based capital	$17,439	$16,124

Consolidated total risk-based capital ratio	14.7%	14.8%
Consolidated Tier 1 risk-based capital ratio	13.4%	13.5%
Consolidated Leverage ratio	10.2%	9.9%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

At December 31, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 39.65% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 39.46% at December 31, 2006. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank, which operates primarily in a rural environment.

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

Liquidity as of December 31, 2007 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2007 and 2006. The Bank’s membership in the

Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2007:

(In Thousands)
	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$15,418	$10,934	$55,495	$45,337	—	$127,184
Interest bearing
Bank deposits	1,600	—	—	—	—	1,600
Investment Securities	—	1,781	4,284	2,248	2,756	11,069
Restricted Stock	—	—	—	—	680	680
Federal Funds Sold	300	—	—	—	—	300

Total	17,318	12,715	59,779	47,585	3,436	140,833

Sources of Funds:
Demand Deposits
Interest bearing	10,238	—	—	—	—	10,238
Savings accounts	13,367	—	—	—	—	13,367
Time Deposits:
Over $ 100,000	1,070	13,014	1,738	—	—	15,822
Other certificates	9,812	34,579	10,114	—	—	54,505

Total deposits	34,487	47,593	11,852	—	—	93,932

Borrowings	1,300	2,500	3,100	—	—	6,900

Total	35,787	50,093	14,952	—	—	100,832

Discrete Gap	(18,469)	(37,378)	44,827	47,585	3,436	40,001

Cumulative Gap	(18,469)	(55,847)	(11,020)	36,565	40,001

Ratio of Cumulative Gap to Total Earning Assets	-13.11%	-39.65%	-7.82%	25.96%	28.40%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the year in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Pioneer Bankshares, Inc. and subsidiary internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 25, 2008

PIONEER BANKSHARES, INC. AND SUBSIDARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In Thousands, except share and per share data)

	2007	2006
ASSETS
Cash and due from banks	$6,106	$5,197
Interest-bearing deposits in banks	1,600	5,382
Federal funds sold	300	700
Securities available for sale, at fair value	11,069	13,906
Securities held to maturity (fair value was $— and $ 1 in 2007 and 2006, respectively)	—	1
Restricted securities	680	864
Loans receivable, net of allowance for loan losses of $1,573 in 2007 and $1,476 in 2006	125,611	118,822
Bank premises and equipment, net	4,056	4,478
Accrued interest receivable	758	706
Other assets	1,645	1,575

Total Assets	$151,825	$151,631

LIABILITIES

Deposits
Noninterest bearing	$33,423	$30,104
Interest bearing
Demand	10,238	12,056
Savings	13,367	12,330
Time deposits over $100,000	15,822	11,443
Other time deposits	54,505	58,845

Total Deposits	127,355	124,778

Accrued expenses and other liabilities	1,295	935
Long term debt	6,900	10,700

Total Liabilities	135,550	136,413

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,011,481 shares in 2007 and 2006	506	506
Retained earnings	15,805	14,615
Accumulated other comprehensive income (loss), net	(36)	97

Total Stockholders’ Equity	16,275	15,218

Total Liabilities and Stockholders’ Equity	$151,825	$151,631

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands, except per share data)

	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans including fees	$9,777	$8,910
Interest on securities – taxable	443	286
Interest on securities – nontaxable	10	10
Deposits and federal funds sold	395	486
Dividends	139	142

Total Interest and Dividend Income	10,764	9,834

INTEREST EXPENSE:
Deposits	3,552	2,627
Long term debt	356	660

Total Interest Expense	3,908	3,287

NET INTEREST INCOME	6,856	6,547
PROVISION FOR LOAN LOSSES	309	233

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,547	6,314

NONINTEREST INCOME:
Service charges on deposit accounts	805	784
Commission income	69	40
Other income	89	70
Gain on security transactions	315	293

Total Noninterest Income	1,278	1,187

NONINTEREST EXPENSES:
Salaries and employee benefits	2,545	2,366
Occupancy expenses	382	375
Equipment expenses	743	792
Other expenses	1,510	1,461

Total Noninterest Expenses	5,180	4,994

INCOME BEFORE INCOME TAXES	2,645	2,507
INCOME TAX EXPENSE	893	845

NET INCOME	$1,752	$1,662

PER SHARE DATA
Net income, basic	$1.73	$1.64

Net income, diluted	$1.73	$1.64

Dividends	$0.56	$0.51

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945
Comprehensive Income
Net Income		1,662		1,662
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $179)			308
Reclassification adjustment for gains included in net income (net of tax effect of $111)			(182)	126

Total Comprehensive Income				1,788
Cash Dividends		(517)		(517)
Stock Based Compensation (net of tax $1)		2		2

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		1,752		1,752
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $29)			62
Reclassification adjustment for gains included in net income (net of tax effect of $120)			(195)	(133)

Total Comprehensive Income				1619
Cash Dividends		(566)		(566)
Stock Based Compensation (net of tax $2)		4		4

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,752	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	309	233
(Gain) on security sales	(315)	(293)
Net amortization on securities	(9)	23
Deferred income tax (benefit)	(76)	(80)
Depreciation	546	546
Stock Based Compensation	4	2
Net change in:
Accrued interest receivable	(52)	(139)
Other assets	97	(225)
Accrued expense and other liabilities	360	195

Net Cash Provided by Operating Activities	2,616	1,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest bearing deposits in other banks	3,782	(436)
Net change in federal funds sold	400	2,550
Net change in restricted securities	184	152
Proceeds from maturities, sales, and principal payments of securities available for sale	14,964	18,111
Proceeds from principal payments of securities held to maturity	1	4
Purchase of securities available for sale	(12,027)	(20,423)
Net (increase) in loans	(7,098)	(10,363)
Purchase of bank premises and equipment	(124)	(443)

Net Cash Provided By (Used in) Investing Activities	82	(10,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	2,538	(4,003)
Time deposits	39	15,068
Proceeds from borrowings	2,000	5,000
Curtailments of borrowings	(5,800)	(8,800)
Dividends paid	(566)	(517)

Net Cash Provided By (Used in) Financing Activities	(1,789)	6,748

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	909	(2,176)
Cash and cash equivalents, beginning of year	5,197	7,373

Cash and Cash Equivalents, End of Year	$6,106	$5,197

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,682	3,182
Income taxes	811	925
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	(224)	194

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

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

Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the consolidated balance sheets net of unearned interest and the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income is generally not recognized on non accrual loans and payments received on such loans are applied as a reduction of the loan principal balance.

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on the evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer installment loans for impairment disclosures.

Bank Premises and Equipment - Land values are carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over estimated useful lives ranging from 3 to 40 years, generally on a straight-line method.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Advertising Costs - The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $53,918 and $59,501 for the years ended December 31, 2007 and 2006, respectively.

Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Compensation Plans - The Company previously accounted for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Financial Accounting Standards Board (FASB) Statement No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), replaces and supersedes APB Opinion No. 25. This revised accounting principle now requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The Company has adopted SFAS No. 123R and does not expect this change in accounting principle to have a material impact on its financial condition or future results of operations. Additional information related to the Company’s stock option plan can be found in Note 15 of this financial report.

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

Additional stock options were granted to non-employee directors under this plan on June 14, 2007. The expense relating to all outstanding stock options, as of December 31, 2007, is approximately $4,000, net of tax. There have been no stock options exercised under this plan as of the date of this report.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements – (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements – (continued)

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

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

NOTE 3 CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.2 million at December 31, 2007 and $1.1 million at December 31, 2006.

NOTE 4 DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank has cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling $1.2 million and $3.8 million at December 31, 2007 and 2006, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2007
Available for Sale
U.S. government and agency securities	$5,962	$126	$—	$6,088
Mortgage-backed securities	1,999	13	(5)	2,007
State and municipals	215	3	—	218
Equity securities	2,961	—	(205)	2,756

	$11,137	$142	$(210)	$11,069

There were no securities classified as held-to-maturity as of December 31, 2007.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2006
Available for Sale
U.S. government and agency securities	$9,984	$29	$(8)	$10,005
Mortgage-backed securities	1,366	—	(12)	1,354
State and municipals	214	4	—	218
Equity securities	2,184	157	(12)	2,329

	$13,748	$190	$(32)	$13,906

Held to Maturity
Mortgage-backed securities	$1	$—	$—	$1

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
		(In Thousands)
Due within one year	$1,500	$1,508
Due after one year through five years	4,177	4,284
Due five years through ten years	500	514

	6,177	6,306

Mortgage-backed	1,999	2,007
Equity securities	2,961	2,756

	$11,137	$11,069

There were no securities classified as held-to-maturity as of December 31, 2007.

Realized gains and losses on available for sale securities are summarized below:

	2007	2006
	(In Thousands)
Gains	$459	$407
Losses	(144)	(114)

Net Gains	$315	$293

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT SECURITIES (Continued):

Investment securities with a book value of $713,000 at December 31, 2007 and 2006, were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2007 and 2006, by duration of the unrealized loss are shown below. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value.

As of December 31, 2007, there are 21 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES		Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$—	$2,756	$2,756
	Unrealized Losses	—	(205)	(205)
More than 12 Months	Fair Value	273	—	273
	Unrealized Losses	(5)	—	(5)

Total	Fair Value	273	2,756	3,029
	Unrealized Losses	(5)	(205)	(210)

As of December 31, 2006, there are 13 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES		US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
			(In Thousands)
Less than 12 Months	Fair Value	$—	$—	$456	$456
	Unrealized Losses	—	—	(12)	(12)
More than 12 Months	Fair Value	1,494	363	—	1,857
	Unrealized Losses	(8)	(12)	—	(20)

Total	Fair Value	1,494	363	456	2,313
	Unrealized Losses	(8)	(12)	(12)	(32)

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	December 31, 2007	December 31, 2006
	(In Thousands)
Mortgage loans on real estate:
Construction loans	$12,979	$9,933
Agricultural	4,573	4,940
Equity lines of credit	2,431	1,777
Residential 1-4 family	41,579	45,624
Second mortgages 1 - 4 family	5,055	4,894
Multifamily	3,946	3,796
Commercial	32,332	26,998

Total real estate loans	102,895	97,962
Commercial and agricultural loans	7,204	7,174
Consumer installment loans:
Personal	17,165	15,314
Credit cards	587	661

Total consumer installment loans	17,752	15,975
All other loans	323	331

Gross Loans	128,174	121,442
Less unearned income on loans	(990)	(1,144)

Loans, less unearned discount	127,184	120,298
Less allowance for loan losses	(1,573)	(1,476)

Net Loans Receivable	$125,611	$118,822

Deposit accounts reclassified as loans totaled $162,000 and $150,000 as of December 31, 2007 and 2006, respectively.

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit and second mortgages totaled $49.1 million as of December 31, 2007 as compared to $52.3 million at December 31, 2006. The small business commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $53.8 million as of December 31, 2007 as compared to $45.7 million at December 31, 2006. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 LOANS (Continued):

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2007 and 2006:

	2007	2006
	(In Thousands)
Impaired loans with a valuation allowance	$786	$213
Impaired loans without a valuation allowance	—	—

Total impaired loans	$786	213

Valuation allowance related to impaired loans	$111	43

Average investment in impaired loans	$348	309

Interest income recognized on impaired loans	$48	$18

No additional funds are committed to be advanced in connection with impaired loans.

There were no nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 as of December 31, 2007. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 as of December 31, 2006 amounted to $21,000. The impact on interest income with these accounts being in nonaccrual status was minimal for both reporting periods presented.

Loans past due greater than 90 days and still accruing interest at December 31, 2007 and 2006 totaled $87,000 and $46,000, respectively.

NOTE 7 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	2007	2006
	(In Thousands)
Balance, beginning of year	$1,476	$1,332
Provision charged to operating expenses	309	233
Recoveries of loans charged off	262	335
Loans charged off	(474)	(424)

Balance, end of year	$1,573	$1,476

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BANK PREMISES, EQUIPMENT and SOFTWARE:

Bank premises, equipment and computer software included in the financial statements at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,454	4,433
Furniture and equipment	4,418	4,385
Computer software	1,179	1,154

	10,742	10,663
Less accumulated depreciation	6,686	6,185

Net	$4,056	$4,478

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2007 and 2006 was $546,000.

The Company has annual lease commitments relating to its Charlottesville and Valley Finance branch locations. The lease agreement term for the Charlottesville office expires November 30, 2012 and provides the Company an option of extending the renewal thereafter. The lease agreement for Valley Finance is renewable on an annual basis. These lease agreements may be subject to annual rental increases. The following is a schedule of future estimated minimum lease requirements under long-term agreements:

(In thousands)
2008	$47
2009	49
2010	50
2011	52
2012	53

Total	$251

NOTE 9 DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits as of December 31, 2007 were $127.4 million.

The Bank has one business customer with deposit balances exceeding 5% of total deposits as of December 31, 2007. The total deposit balances related to this customer as of December 31, 2007 were $10.5 million or 8.26% of total deposits.

At December 31, 2007, time deposit scheduled maturities (in thousands) are as follows:

2008	$58,475
2009	4,899
2010	3,634
2011	1,913
2012	1,406

Total	$70,327

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LONG-TERM DEBT:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $60.7 million as of December 31, 2007 and 2006. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $41.6 million at December 31, 2007. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

At December 31, 2007, the total fixed-rate long-term debt with FHLB totaled $6.9 million and matures through December 30, 2009. The interest rates on the fixed-rate notes payable ranges from 2.92% to 3.92%. At December 31, 2006, the total fixed-rate long-term debt with FHLB was $10.7 million.

The contractual maturities of FHLB advances as of December 31, 2007 are as follows:

(In Thousands) Fixed Rate
Due in 2008	$3,800
Due in 2009	3,100

$6,900

Subsequent to December 31, 2007, the Company received additional loan advances from the FHLB totaling $8.5 million. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term instruments ranging from 6 months to 3 years. The average borrowing rates on these fixed rate advances was 3.21% with terms not exceeding 3 years. The average earning rate on the investments was 4.24%.

NOTE 11 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	2007	2006
	(In Thousands)
Supplies and printing	$125	$137
Directors fees	172	184
Legal fees	123	31
Professional fees	193	170
Telephone	109	159
Other	788	780

Total	$1,510	$1,461

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of January 1, 2008, the maximum amount of dividends the Bank can pay to the Company is $1.7 million or 10.73% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

NOTE 13 INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The components of income tax expense are as follows:

	2007	2006
	(In Thousands)
Current income tax expense	$969	$925
Deferred income tax (benefit)	(76)	(80)

Income Tax Expense	$893	$845

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2007	2006
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$900	$852
Increase (decrease) resulting from:
Tax-exempt income and dividends	(18)	(18)
State income taxes	14	18
Other	(3)	(7)

Income Tax Expense	$893	$845

At December 31, the net deferred tax asset was made up of the following:

	2007	2006
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$325	$261
Deferred compensation	50	56
Prepayment penalties (FHLB)	26	39
Securities available for sale	31	—
Other	28	20

Total	$460	376

Deferred Tax Liabilities
Depreciation	13	51
Cash surrender value of life insurance	31	27
Securities available for sale	—	59
Other	55	44

Total	99	181

Net Deferred Tax Asset	$361	$195

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 REGULATORY MATTERS:

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to the bank holding company.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the institution’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$17,439	14.7%	$9,522	> 8.0%	N/A	N/A
Pioneer Bank	$13,256	11.5%	$9,224	> 8.0%	$11,530	> 10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$15,951	13.4%	$4,761	> 4.0%	N/A	N/A
Pioneer Bank	$11,813	10.3%	$4,612	> 4.0%	$6,918	> 6.0%
Tier I Capital to Average Assets:
Consolidated	$15,951	10.3%	$6,238	> 4.0%	N/A	N/A
Pioneer Bank	$11,813	7.8%	$6,094	> 4.0%	$7,617	> 5.0%
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$16,124	14.8%	$8,725	> 8.0%	N/A	N/A
Pioneer Bank	$12,825	12.1%	$8,487	> 8.0%	$10,609	> 10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$14,761	13.5%	$4,363	> 4.0%	N/A	N/A
Pioneer Bank	$11,497	10.8%	$4,244	> 4.0%	$6,365	> 6.0%
Tier I Capital to Average Assets:
Consolidated	$14,761	9.9%	$5,968	> 4.0%	N/A	N/A
Pioneer Bank	$11,497	7.9%	$5,825	> 4.0%	$7,281	> 5.0%

PIONEER BANKSHARES, INC. AND SUBSIDIARY

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

Generally, the Plan provides for the grants of incentive stock options and non-qualified stock options. The exercise price of an Option cannot be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant are determined at the grant date, but no Option can be exercisable in any event, after ten years from its grant date. On June 14, 2007, the Board of Directors granted Options to current non-employee directors for 2007. The effective date of the grant is June 14, 2007 and the Options may be exercised on or after June 14, 2008.

A summary of the activity in the Company’s stock option plan is as follows:

	2007 Shares	Weighted Average Exercise Price	Average Intrinsic Value (1)
			(In Thousands)
Options outstanding at beginning of year	7,100	$14.62
Options Granted	800	$23.80
Options Exercised	—	—
Options Forfeited	—	—

Options outstanding at end of year	7,900	$16.32

Options exercisable	7,100	$15.48	$75

Weighted-average fair value of options granted during the year	$6.17

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 STOCK OPTION PLAN: (continued)

Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life		Number Exercisable	Weighted Average Remaining Contractual Life
$ 18.00	700	0.5	years	700	0.5	years
12.75	3,200	3.0		3,200	3.0
12.50	800	5.5		800	5.5
18.40	800	6.5		800	6.5
17.50	800	7.5		800	7.5
22.20	800	8.5		800	8.5
23.80	800	9.5		—	—

Outstanding at end of year	7,900	5.1		7,100	4.6

NOTE 16 EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,011,481	$1.73	1,011,481	$1.64

Effect of dilutive securities:
Stock Options	644		1,902

Diluted earnings per share	1,012,125	$1.73	1,013,383	$1.64

As of December 31, 2007 and 2006, stock options representing 3,900 and 775 average shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2007	2006
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$4,127	$6,526
Loan commitments and letters of credit (commercial and personal)	6,741	7,023
Credit card unused credit limits	1,378	1,424

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

NOTE 18 TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Deposit account balances of executive officers and directors totaled $1.9 and $2.2 million as of December 31, 2007 and 2006, respectively. Loan transactions to such related parties are shown in the following schedule:

	2007	2006
	(In Thousands)
Total loans, beginning of year	$797	$798
New loans	—	179
Payments	(199)	(180)

Total Loans, End of Year	$598	$797

PIONEER BANKSHARES, INC. AND SUBSIDIARY

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Fed Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest Bearing Deposits in Other Banks - Fair values are based on quoted reinvestment market rates available at for similar deposits accounts as of the date of this report.

Securities - Fair values, excluding restricted stock, are based on quoted market prices or dealer quotes. The carrying value of restricted stock approximates fair value based on each issuer’s redemption provision.

Loans Receivable - For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits and Borrowings - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of all other deposits and borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments - The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter party. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

At December 31, 2007 and 2006, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued)

Estimated fair value and the carrying value of financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash	$6,106	$6,106	$5,197	$5,197
Interest bearing deposits	1,603	1,600	5,373	5,382
Federal funds sold	300	300	700	700
Securities available for sale	11,069	11,069	13,906	13,906
Securities held to maturity	—	—	1	1
Restricted Securities	680	680	864	864
Loans, net	128,854	125,611	121,778	118,822
Accrued interest receivable	758	758	706	706
Financial Liabilities
Demand Deposits:
Non-interest bearing	33,423	33,423	30,104	30,104
Interest bearing	10,238	10,238	12,056	12,056
Savings deposits	13,367	13,367	12,330	12,330
Time deposits	71,278	70,367	70,746	70,288
Long-term debt	6,814	6,900	10,626	10,700
Accrued interest payable	767	767	540	540

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 BENEFIT PLANS

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 3 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2007 and 2006, total expense attributable to this plan amounted to $29,884 and $36,569, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The net expense attributable to this insurance plan was approximately $182,000 for the year ending December 31, 2007 compared to $160,000 for the year ending December 31, 2006. The increase in this expense category is directly related to rising health care costs and the number of active participants in the plan.

NOTE 21 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEET

	December 31,
	2007	2006
	(In Thousands)
ASSETS
Cash and cash equivalents	$546	$546
Investment in subsidiary	12,265	11,865
Securities available for sale	2,756	2,329
Bank premises and equipment, net	671	697
Other assets	88	—

Total Assets	$16,326	$15,437

LIABILITIES
Deferred income taxes	$—	$58
Income tax payable	—	146
Accrued expenses	16	15
Other liabilities	35	—

Total Liabilities	51	219

STOCKHOLDERS’ EQUITY
Common stock	506	506
Retained earnings	15,805	14,615
Accumulated other comprehensive income (loss), net	(36)	97

Total Stockholders’ Equity	16,275	15,218

Total Liabilities and Stockholders’ Equity	$16,326	$15,437

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF INCOME

Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)
INCOME
Dividends from subsidiary	$1,258	$544
Interest income	29	21
Dividend income	55	55
Security gains	315	293
Rent income	83	83
Other income	8	3

Total Income	1,748	999

EXPENSES
Compensation expense	39	3
Occupancy expenses	35	37
Equipment expense	1	1
Other operating expenses	153	74

Total Expenses	228	115

Net income before income tax expense and increase in undistributed equity of affiliates	1,520	884
INCOME TAX EXPENSE	84	113

Net income before increase in undistributed income of affiliates	1,436	771
Undistributed income of subsidiary	316	891

NET INCOME	$1,752	$1,662

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,752	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(316)	(891)
Deferred income tax (benefit)	(4)	—
(Gain) on security sales	(315)	(293)
Depreciation	26	26
Stock based compensation	4	2
Net change in:
Other assets	(11)
Accrued expenses and other liabilities	(109)	100

Net Cash Provided by Operating Activities	1,027	606

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	4,583	2,463
Purchase of securities available for sale	(5,044)	(2,460)

Net Cash Provided by (Used in) Investing Activities	(461)	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(566)	(517)

Net Cash Used in Financing Activities	(566)	(517)

Net Increase in Cash and Cash Equivalents	—	92
Cash and Cash Equivalents, Beginning of Year	546	454

Cash and Cash Equivalents, End of Year	$546	$546

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal controls over financial reporting, and actions are taken to correct deficiencies as they are identified.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, as such term is defined in the Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Item 8B.	Other Information.

Not Applicable

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All required information on (i) the directors of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s 2008 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on executive officers who are not directors of the Company and are not included in the Definitive Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Betty J. Purdham	59	Senior Vice President/Lending Officer, Pioneer Bank.

Judy L. Painter	58	Senior Vice President/Administration Officer, Pioneer Bank.

Eugene G. Colligan	65	Vice President/Chief Lending Officer, Pioneer Bank.

Lori G. Hassett	41	Vice President/Chief Financial Officer, Pioneer Bank.

Item 10.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information

The following table sets forth information as of December 31, 2007 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	7,900 shares	$15.48	6,100 shares
Equity Compensation plans not approved by security holders
Total	7,900 shares	$15.48	6,100 shares

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions, and director independence is detailed in the Definitive Proxy Statement, and is incorporated herein by reference.

Item 13.	Exhibits.

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000, as amended).

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

Pioneer Bankshares, Inc.

	By:	/s/ THOMAS R. ROSAZZA
Date: 3/27/08		Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/27/08	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG		3/25/2008
Robert E. Long	Director

/s/ KYLE MILLER		3/26/2008
Kyle Miller	Director

/s/ PATRICIA G. BAKER		3/19/2008
Patricia G. Baker	Director

/s/ DAVID N. SLYE		3/26/2008
David N. Slye	Director

/s/ HARRY F. LOUDERBACK		3/25/2008
Harry F. Louderback	Director

/s/ LOUIS L. BOSLEY		3/25/2008
Louis L. Bosley	Director

/s/ MARK N. REED
Mark N. Reed	Director	3/25/2008

/s/ E. POWELL MARKOWITZ
E. Powell Markowitz	Director	3/25/2008

/s/ THOMAS R. ROSAZZA	President, Chief	3/26/2008
Thomas R. Rosazza	Executive Officer and Director

/s/ LORI G. HASSETT	Vice President,	3/26/2008
Lori G. Hassett	Chief Financial Officer