Form 10-Q
period 2008-03-31
PIONEER BANKSHARES INC/VA
filed 2008-05-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30541

PIONEER BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 East Main Street

P. O. Box 10

Stanley, Virginia 22851

(Address of principal executive offices) (Zip code)

(540) 778-2294

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of May 6, 2008 were 1,014,458.

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2008	December 31 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$6,220	$6,106
Interest bearing deposits in banks	9,756	1,600
Federal funds sold	400	300
Securities available for sale, at fair value	18,418	11,069
Restricted securities	1,134	680
Loans receivable, net of allowance for loan losses of $1,636 and $1,573 respectively	123,571	125,611
Premises and equipment, net	3,926	4,056
Accrued interest receivable	741	758
Other assets	1,612	1,645

Total Assets	$165,778	$151,825

LIABILITIES
Deposits
Noninterest bearing demand	$30,888	$33,423
Interest bearing
Demand	10,553	10,238
Savings	13,804	13,367
Time deposits over $100,000	17,805	15,822
Other time deposits	57,330	54,505

Total Deposits	130,380	127,355
Accrued expenses and other liabilities	1,265	1,295
Long term debt	17,600	6,900

Total Liabilities	149,245	135,550

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,013,758 and 1,011,481 respectively	506	506
Retained earnings	16,143	15,805
Accumulated other comprehensive loss, net	(116)	(36)

Total Stockholders’ Equity	16,533	16,275

Total Liabilities and Stockholders’ Equity	$165,778	$151,825

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Interest and Dividend Income:
Loans including fees	$2,411	$2,345
Interest on securities - taxable	115	103
Interest on securities - nontaxable	2	3
Interest on deposits and federal funds sold	108	111
Dividends	17	31

Total Interest and Dividend Income	2,653	2,593

Interest Expense:
Deposits	881	816
Long term debt	114	87

Total Interest Expense	995	903

Net Interest Income	1,658	1,690
Provision for loan losses	105	45

Net interest income after provision for loan losses	1,553	1,645

Noninterest Income:
Service charges and fees	201	188
Other income	69	68
Gain on security transactions	151	26

Total Noninterest Income	421	282

Noninterest Expense:
Salaries and benefits	639	639
Occupancy expenses	92	98
Equipment expenses	175	180
Other expenses	420	356

Total Noninterest Expenses	1,326	1,273

Income before Income Taxes	648	654
Income Tax Expense	216	220

Net Income	$432	$434

Per Share Data
Net income, basic and diluted	$0.43	$0.43

Dividends	$0.15	$0.14

Weighted Average Shares Outstanding, Basic	1,012,324	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,088	1,013,643

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		434		434
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $5)			10
Reclassification adjustment for gains included in net income (net of tax effect of $10)			(16)	(6)

Total Comprehensive Income				428
Cash Dividends	—	(141)	—	(141)

BALANCE MARCH 31, 2007	$506	$14,908	$91	$15,505

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		432		432
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $9)			18
Reclassification adjustment for gains included in net income (net of tax effect of $53)			(98)	(80)

Total Comprehensive Income				352
Stock issued for compensation		58		58
Cash Dividends	—	(152)	—	(152)

BALANCE MARCH 31, 2008	$506	$16,143	$(116)	$16,533

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$432	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	45
Depreciation and amortization	130	137
Gain on sale of securities	(151)	(26)
Net amortization on securities	6	(2)
Stock issued for compensation	58	—
Net change in:
Accrued interest receivable	17	(38)
Other assets	84	110
Accrued expense and other liabilities	(30)	334

Net Cash Provided by Operating Activities	651	994

Cash Flows from Investing Activities:
Net change in federal funds sold	(100)	500
Net change in interest bearing deposits	(8,156)	564
Net change in restricted securities	(454)	13
Proceeds from maturities and sales of securities available for sale	3,002	5,708
Purchase of securities available for sale	(10,337)	(5,944)
Net increase in loans	1,935	(1,403)
Purchase of bank premises and equipment	—	(34)

Net Cash Used in Investing Activities	(14,110)	(596)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(1,783)	834
Time deposits	4,808	233
Proceeds from borrowings	12,000	—
Curtailments of borrowings	(1,300)	(1,300)
Dividends paid	(152)	(141)

Net Cash Provided by (Used in) Financing Activities	13,573	(374)

Cash and Cash Equivalents:
Net increase in cash and cash equivalents	114	24
Cash and Cash Equivalents, beginning of year	6,106	5,197

Cash and Cash Equivalents, End of Period	$6,220	$5,221

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,074	$819
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	$(131)	$(10)

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three-month periods ended March 31, 2008 and March 31, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Fair Value Measurements - SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. As of March 31, 2008 there was no outstanding balance in Other Real Estate Owned.

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

The expense relating to previously issued stock options, as of March 31, 2008, is approximately $2,057 compared to $1,500 for March 31, 2007. The expense related to stock option compensation is generally recognized over a vesting period of one year for each option granted. There were no additional stock options granted or exercised during the first quarter of 2008.

The following summarizes the stock options outstanding as of March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/07	7,900	$16.32	5.1
New Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 3/31/08	7,900	$16.32	4.9
Options exercisable, 3/31/08	7,100	$15.48	4.6	$75

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 2        INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2008 and December 31, 2007 follows:

	(In Thousands)
	March 31, 2008		December 31, 2007
	Carrying Value	Market Value	Carrying Value	Market Value
Securities available for sale:
U.S. Treasury and agency obligations	$7,492	$7,626	$5,962	$6,088
Mortgage-backed	7,957	7,987	1,999	2,007
Municipal securities	214	218	215	218
Equity securities	2,953	2,587	2,961	2,756

Total	$18,616	$18,418	$11,137	$11,069

There were no securities classified as held-to-maturity as of March 31, 2008 or December 31, 2007.

NOTE 2        INVESTMENT SECURITIES: (continued)

As of March 31, 2008, there were 2 investment securities that had been in a loss position for more than 12 consecutive months and 9 additional securities that had been in a loss position for less than one year.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports and overall credit quality. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of March 31, 2008, is as follows:

LOSSES

	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$1,906	$1,906
	Unrealized Losses	—	—	(316)	(316)

More than 12 Months	Fair Value	—	—	177	177
	Unrealized Losses	—	—	(53)	(53)

Total	Fair Value	$—	$—	$2,083	$2,083
	Unrealized Losses	—	—	(369)	(369)

As of December 31, 2007, there were 21 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES

		Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$—	$2,756	$2,756
	Unrealized Losses	—	(205)	(205)

More than 12 Months	Fair Value	273	—	273
	Unrealized Losses	(5)	—	(5)

Total	Fair Value	273	2,756	3,029
	Unrealized Losses	(5)	(205)	(210)

NOTE 3        LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	March 31, 2008	December 31, 2007
Mortgage loans on real estate
Construction loans	$10,729	$12,979
Agricultural	4,461	4,573
Equity lines of credit	1,894	2,431
Residential 1-4 family	40,725	41,579
Second Mortgages	4,808	5,055
Multifamily	3,808	3,946
Commercial	36,006	32,332

Total real estate loans	102,431	102,895

Commercial and industrial loans	6,387	7,204
Consumer installment loans
Personal	16,467	17,165
Credit cards	541	587

Total consumer installment loans	17,008	17,752
All other loans	254	323

Gross Loans	126,080	128,174
Less unearned income on loans	(873)	(990)

Loans, less unearned discount	125,207	127,184
Less allowance for loan losses	(1,636)	(1,573)

Net Loans Receivable	$123,571	$125,611

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be relatively low.

NOTE 4        ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2008 and the year ending December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,573	$1,476
Provision charged to operating expenses	105	309
Recoveries of loans charged off	43	262
Loans charged off	(85)	(474)

Balance, end of period	$1,636	$1,573

The total amount of impaired loans as of March 31, 2008 was $2.2 million compared to $785,000 at December 31, 2007. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

NOTE 5        EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2008 and 2007, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2008		March 31, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,012,324	$0.43	1,011,481	$0.43

Effect of dilutive securities:
Stock Options	764		2,162

Diluted earnings per share	1,013,088	$0.43	1,013,643	$0.43

Stock options representing 3,900 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting periods ending March 31, 2008. There were no anti-dilutive shares for the period ending March 31, 2007.

NOTE 6        LONG TERM DEBT:

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

Approximately $10.7 million in fixed low-rate borrowings were obtained from the FHLB during the first quarter of 2008. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments. The investment instruments were placed at a rate of interest higher than the borrowing rate in an effort to increase the bank’s overall net interest spread.

As of March 31, 2008, the total outstanding borrowings with FHLB were $17.6 million. which mature through January 18, 2011. The interest rates on these fixed-rate notes payable range from 2.47% to 3.92%. The maturities of FHLB advances as of March 31, 2008 are shown in TABLE II of this report.

NOTE 7        OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	March 31,
	2008	2007
	(In Thousands)
Director Fees	$35	$42
Legal Fees	53	9
Professional Fees	51	32
Insurance Expense	16	19
Supplies and Printing	42	27
Telephone Expense	25	39
Other	198	188

Total	$420	$356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion covers the consolidated financial condition and operations of Pioneer Bankshares, Inc. (“Company”) and its subsidiary Pioneer Bank (“Bank”).

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements with respect to the Company’s and the Bank’s financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this quarterly report or future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

The Company and the Bank do not undertake and specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

The Company reported relatively stable net earnings of $432,000 for the first quarter of 2008, as compared to $434,000 for the first quarter of 2007. Earnings per share for the quarter ended March 31, 2008 were $0.43 and remained the same as compared to the first quarter of 2007.

The Company had asset growth of approximately $14.0 million during the first quarter of 2008, which was primarily the result of additional borrowings and investment activities. Approximately $10.7 million in fixed low-rate borrowings were obtained from the Federal Home Loan Bank of Atlanta. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments. Total investments in securities available for sale increased by $7.3 million for the period ending March 31, 2008, as compared to total securities at December 31, 2007. Investments in interest bearing deposits increased by approximately $8.2 million for the period ending March 31, 2008, as compared to December 31, 2007. These investment instruments were placed at a rate of interest higher than the borrowing rate in an effort to increase the Bank’s overall net interest spread.

The Company’s loan portfolio decreased by approximately $2.0 million or 1.62% as of March 31, 2008, and is primarily attributed to residential real estate loan payoffs and refinance activities. The deposit portfolio increased by $3.0 million or 2.38% during the same period, with the majority of this growth being in time deposits. The Company’s capital position as of March 31, 2008 was $16.5 million, or 9.97% as a percentage of total assets.

The Company’s book value as of March 31, 2008 was $16.31 per share, as compared to a book value of $16.09 per share as of December 31, 2007. This represents an increase of 1.37%. Additionally, shareholder dividend payments for the first quarter of 2008 were increased by 7.14%, as compared to the same period last year.

Management recognizes that prevailing economic conditions have the potential to adversely impact the Company’s operational results, including future earnings, liquidity, and capital resources. Management continually monitors economic factors in an effort to promptly identify specific trends that could have a direct material effect on the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: 1) Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable, and 2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2008 and December 31, 2007. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased $60,000 or 2.31% during the first quarter of 2008 as compared to the same period for 2007. Total interest expense increased $92,000 or 10.19% in the first quarter of 2008 compared to the same period of 2007. The increases in interest income and interest expense resulted in a net interest income decrease of $32,000 or 1.89% for the period ending March 31, 2008 compared to the period ending March 31, 2007. This net decrease is primarily attributed to increased time deposit interest expense of $65,000 as compared to the same period last year. A large portion of the time deposit portfolio are at fixed interest rates and re-pricing maturity terms of 12 -18 months. The interest rates on these accounts were established during a higher interest rate market and will be subject to current rates as they mature. The average interest rate being paid on time deposits increased from 4.38% as of March 31, 2007 to 4.63% as of March 31, 2008.

The net interest margin decreased from 4.80% for the first quarter of 2007 to 4.39% for the first quarter of 2008, and is primarily related to the time deposit pricing discussed above. Additionally, the average yield on loans decreased from 7.76% for the first quarter of 2007 to 7.54% for the first quarter of 2008. This is primarily the result of loan refinancing and re-pricing activities in a lower interest rate environment, as well as, management’s continued efforts with a dealer loan program for auto financing, which offers lower interest rates to well qualified buyers. The overall average yield on earning assets decreased from 7.36% as of March 31, 2007 to 7.03% as of March 31, 2008, as a result of the previously mentioned factors.

Noninterest Income

During the first quarter of 2008, non-interest income increased by $139,000 when compared to the same period last year. This increase can be accounted for primarily in the category of gains on securities transactions. Securities gains during the first quarter of 2008 increased by $125,000 as compared to the prior year and were the result of strategic restructuring of the Bank’s investment portfolio in the current economic environment. Additionally, service charge income increased by $13,000 or 6.91% and is primarily the result of nominal fee increases.

Noninterest Expense

During the first quarter of 2008, non-interest expense increased by $53,000 or 4.16% in comparison to the first quarter of 2007. The primary factor contributing to this overall increase is legal fee expenses incurred primarily relating to continuing shareholder and proxy litigation. Salary and benefit expenses remain stable for the reporting periods presented.

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

As of March 31, 2008, the net amortized cost of securities available for sale was approximately $198,000 more than the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $7.8 million during the first quarter of 2008. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 14.05% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The Company believes these investments offer adequate returns and/or have the potential for increases in value.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in commercial and residential real estate loans, as well as, consumer auto loans. A significant percentage of these loans are made to borrowers who are employed by businesses outside the service area.

During the first quarter of 2008, net loans decreased by approximately $2.0 million or 1.62%, which is primarily attributed to residential real estate loan payoffs and refinance activities. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $816,000 at March 31, 2008 compared to $386,000 at December 31, 2007. This represents an increase of $424,000 and is mainly attributed to one specific real estate account in which foreclosure proceedings are in process. Management has evaluated the value of collateral related to this account and has made a specific allocations to the allowance for loan loss account for the potential loss amount of approximately $70,000.

Management continually monitors past due and non-accrual accounts and takes necessary collection actions on a consistent basis to minimize losses in the portfolio. Management monitors all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2008 was $2.2 million compared to $785,000 at December 31, 2007. This represents an increase of approximately $1.4 million and is primarily the result of management’s proactive efforts to promptly identify potential additional problem credits. Based on current collateral values, management has identified potential losses relating to these credits of approximately $330,000 as of March 31, 2008. Specific valuation allowances have been made as a precautionary measure to cover these potential losses.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2008 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $1.636 million at March 31, 2008, increased by approximately $63,000 from its level at December 31, 2007. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.31% and 1.24% of total loans at March 31, 2008 and December 31, 2007, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of March 31, 2008.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of March 31, 2008 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of March 31, 2008 was $105,000 as compared to $45,000 for the first quarter of 2007. This increase is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of March 31, 2008 and December 31, 2007 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

The Company continually monitors technological upgrades in the banking industry, and may periodically, in order to achieve higher levels of internal operational efficiency, purchase new or additional equipment relating to such technologies. The Company’s management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

There were no purchases related to premises, equipment or other fixed assets during the first quarter of 2008.

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable. During the first quarter of 2008, total deposits have increased by approximately $3.0 million or 2.38%. This increase was mainly in the category of time deposits. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2008, total borrowings were $17.6 million compared to $6.9 million at December 31, 2007. This represents an increase of approximately $10.7 million, which were obtained at fixed low interest rates. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments. The investment instruments were placed at a rate of interest higher than the borrowing rate in an effort to increase the Bank’s overall net interest spread as discussed in Note 6 to the financial statements included in this report.

Capital

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to its size, composition, quality of assets and liability levels, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level to support anticipated asset growth, future expansion, shareholder dividends, and ongoing operational needs.

As of March 31, 2008 and December 31, 2007, the Company’s total capital-to-asset ratios were 9.97% and 10.72%, respectively. The Company’s capital ratios exceed regulatory minimums. Earnings have been sufficient to allow for dividends to be declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of March 31, 2008 remains adequate.

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

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2008.

As of March 31, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 38.75% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 39.65% at December 31, 2007. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements at this time.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements at this time.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,333	$172	8.26%	$7,518	$167	8.89%
Real estate	100,224	1,759	7.02%	97,968	1,726	7.05%
Installment	18,848	452	9.59%	14,892	420	11.28%
Credit card	534	28	20.97%	573	32	22.34%

Total Loans	127,939	2,411	7.54%	120,951	2,345	7.76%
Federal funds sold	3,391	26	3.07%	3,401	43	5.06%
Interest Bearing
Deposits	7,880	82	4.16%	4,887	68	5.57%
Securities
Taxable	9,145	128	5.60%	9,415	123	5.23%
Nontaxable [2]	2,863	9	1.26%	2,566	19	2.96%

Total earning assets	151,218	2,656	7.03%	141,220	2,598	7.36%

Interest Expense
Demand deposits	10,293	13	0.51%	11,898	13	0.44%
Savings	13,535	35	1.03%	12,192	19	0.62%
Time deposits	72,040	833	4.63%	71,539	784	4.38%
Borrowings	13,360	114	3.41%	10,220	87	3.41%

Total Interest Bearing Liabilities	$109,228	$995	3.64%	$105,849	$903	3.41%

Net Interest Income		$1,661			$1,695

Net Interest Margin			4.39%			4.80%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2008

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans[1]	$13,501	$11,717	$55,579	$44,410	$—	$125,207
Interest bearing bank deposits	756	5,500	3,500	—	—	9,756
Investment securities[2]	3,500	1,761	2,288	8,282	2,587	18,418
Restricted stock	—	—	—	—	1,134	1,134
Federal funds sold	400	—	—	—	—	400

Total	18,157	18,978	61,367	52,692	3,721	154,915

Sources of Funds:
Interest bearing demand deposits	10,553	—	—	—	—	10,553
Regular savings	13,804	—	—	—	—	13,804
Certificates of deposit $100,000 and over	3,349	12,979	1,477	—	—	17,805
Other certificates of deposit	11,210	36,531	9,589	—	—	57,330
Borrowings	600	6,700	10,300	—	—	17,600

Total	$39,516	$56,210	$21,366	$—	$—	$117,092

Discrete Gap	$(21,359)	$(37,232)	$40,001	$52,692	$3,721	$37,823
Cumulative Gap	$(21,359)	$(58,591)	$(18,590)	$34,102	$37,823

Ratio of Cumulative
Gap To Total Earning Assets at March 31, 2008	-14.13%	-38.75%	-12.29%	22.55%	25.01%

Ratio of Cumulative
Gap To Total Earning Assets at December 31, 2007	-13.11%	-39.65%	-7.82%	25.96%	28.40%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2008.

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

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: May 14, 2008		Thomas R. Rosazza
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer