Form 10-Q
period 2008-06-30
PIONEER BANKSHARES INC/VA
filed 2008-08-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of August 12, 2008 were 1,017,170.

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$4,008	$6,106
Interest bearing deposits in banks	11,056	1,600
Federal funds sold	3,200	300
Securities available for sale, at fair value	19,248	11,069
Restricted securities	1,134	680
Loans receivable, net of allowance for loan losses of $1,667 and $1,573 respectively	120,535	125,611
Premises and equipment, net	3,967	4,056
Accrued interest receivable	760	758
Other assets	2,209	1,645

Total Assets	$166,117	$151,825

LIABILITIES
Deposits
Noninterest bearing demand	$29,138	$33,423
Interest bearing
Demand	10,812	10,238
Savings	16,652	13,367
Time deposits over $100,000	17,535	15,822
Other time deposits	57,334	54,505

Total Deposits	131,471	127,355
Accrued expenses and other liabilities	1,142	1,295
Long term debt	17,000	6,900

Total Liabilities	149,613	135,550

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,014,458 and 1,011,481 respectively	507	506
Retained earnings	16,316	15,805
Accumulated other comprehensive loss, net	(319)	(36)

Total Stockholders’ Equity	16,504	16,275

Total Liabilities and Stockholders’ Equity	$166,117	$151,825

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Interest and Dividend Income:
Loans including fees	$2,342	$2,411
Interest on securities - taxable	158	113
Interest on securities - nontaxable	3	2
Interest on deposits and federal funds sold	117	88
Dividends	20	29

Total Interest and Dividend Income	2,640	2,643

Interest Expense:
Deposits	874	890
Long term debt	121	88

Total Interest Expense	995	978

Net Interest Income	1,645	1,665
Provision for loan losses	91	95

Net interest income after provision for loan losses	1,554	1,570

Noninterest Income:
Service charges and fees	213	209
Other income	47	30
Gain (loss) on securities transactions	(6)	32

Total Noninterest Income	254	271

Noninterest Expense:
Salaries and benefits	666	625
Occupancy expenses	87	98
Equipment expenses	166	180
Other expenses	434	388

Total Noninterest Expenses	1,353	1,291

Income before Income Taxes	455	550
Income Tax Expense	151	185

Net Income	$304	$365

Per Share Data
Net income, basic and diluted	$0.30	$0.36

Dividends	$0.14	$0.14

Weighted Average Shares Outstanding, Basic	1,013,285	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,666	1,013,923

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Interest and Dividend Income:
Loans including fees	$4,753	$4,756
Interest on securities - taxable	273	216
Interest on securities - nontaxable	5	5
Interest on deposits and federal funds sold	225	199
Dividends	37	60

Total Interest and Dividend Income	5,293	5,236

Interest Expense:
Deposits	1,755	1,706
Long term debt	235	175

Total Interest Expense	1,990	1,881

Net Interest Income	3,303	3,355
Provision for loan losses	196	140

Net interest income after provision for loan losses	3,107	3,215

Noninterest Income:
Service charges and fees	414	397
Other income	116	97
Gain on security transactions	145	59

Total Noninterest Income	675	553

Noninterest Expense:
Salaries and benefits	1,305	1,264
Occupancy expenses	179	196
Equipment expenses	341	360
Other expenses	854	744

Total Noninterest Expenses	2,679	2,564

Income before Income Taxes	1,103	1,204
Income Tax Expense	367	405

Net Income	$736	$799

Per Share Data
Net income, basic and diluted	$0.73	$0.79

Dividends	$0.29	$0.28

Weighted Average Shares Outstanding, Basic	1,013,285	1,011,481

Weighted Average Shares Outstanding, Diluted	1,013,858	1,013,783

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		799		799
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $23)			43
Reclassification adjustment for gains included in net income (net of tax effect of $22)			(37)	6

Total Comprehensive Income				805
Cash Dividends	—	(283)	—	(283)

BALANCE JUNE 30, 2007	$506	$15,131	$103	$15,740

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		736		736
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $111)			(187)
Reclassification adjustment for gains included in net income (net of tax effect of $49)			(96)	(283)

Total Comprehensive Income
Stock issued for compensation	1	69		70
Cash Dividends	—	(294)	—	(294)

BALANCE JUNE 30, 2008	$507	$16,316	$(319)	$16,504

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$736	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	196	140
Depreciation and amortization	253	275
Gain on sale of securities	(145)	(59)
Net amortization on securities	5	(5)
Stock issued for compensation	70	—
Net change in:
Accrued interest receivable	(2)	(2)
Other assets	(404)	(97)
Accrued expense and other liabilities	(153)	165

Net Cash Provided by Operating Activities	556	1,216

Cash Flows from Investing Activities:
Net change in federal funds sold	(2,900)	(1,800)
Net change in interest bearing deposits	(9,456)	1,261
Net change in restricted securities	(454)	8
Proceeds from maturities and sales of securities available for sale	8,891	10,627
Proceeds from maturities and calls of securities held to maturity	—	1
Purchase of securities available for sale	(17,373)	(9,097)
Net decrease (increase) in loans	4,880	(8,144)
Purchase of bank premises and equipment	(164)	(62)

Net Cash Used in Investing Activities	(16,576)	(7,206)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(426)	3,717
Time deposits	4,542	5,948
Proceeds from borrowings	12,000	2,000
Curtailments of borrowings	(1,900)	(1,900)
Dividends paid	(294)	(283)

Net Cash Provided by Financing Activities	13,922	9,482

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(2,098)	3,492
Cash and Cash Equivalents, beginning of year	6,106	5,197

Cash and Cash Equivalents, End of Period	$4,008	$8,689

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$2,013	$1,814
Income taxes	$499	$226
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	(443)	13
Loan balances transferred to OREO	254	—

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six month periods ended June 30, 2008 and June 30, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. As of June 30, 2008, the outstanding balance in OREO was approximately $254,000, resulting from foreclosure proceedings held during the second quarter of 2008. It is not management’s intent to hold these properties or maintain them as a part of the Company’s permanent fixed assets and premises. Management is actively marketing these properties and anticipates being able to sell them within a reasonable time period.

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

The expense relating to previously issued stock options, as of June 30, 2008, is approximately $2,057 compared to $2,191 for June 30, 2007. The expense related to stock option compensation is generally recognized over a vesting period of one year for each option granted. There were no additional stock options granted during the first six months of 2008. There were 700 stock option shares exercised by non-employee directors during this reporting period totaled at an exercise price of $18.00 per share.

The following summarizes the stock options outstanding as of June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/07	7,900	$16.32	5.1
New Options Granted	—	—
Options Exercised	700	18.00
Options Forfeited	—	—
Options outstanding, 6/30/08	7,200	$16.16	5.0
Options exercisable, 6/30/08	7,200	$16.16	5.0	$21

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2008 and December 31, 2007 follows:

	(In Thousands)
	June 30, 2008		December 31, 2007
	Carrying Value	Market Value	Carrying Value	Market Value
Securities available for sale:
U.S. Treasury and agency obligations	$5,993	$6,035	$5,962	$6,088
Mortgage-backed	9,958	9,845	1,999	2,007
Municipal securities	636	637	215	218
Equity securities	2,671	2,731	2,961	2,756

Total	$19,258	$19,248	$11,137	$11,069

NOTE 2 INVESTMENT SECURITIES: (continued)

As of June 30, 2008, there were 3 investment securities that had been in a loss position for more than 12 consecutive months and 19 additional securities that had been in a loss position for less than one year. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports and overall credit quality. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management’s conclusion for this reporting period is that the temporary losses are the result of current economic conditions and market interest rate changes. The temporary losses are not considered to be related to credit quality.

The schedule of losses on the securities as of June 30, 2008, is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$8,344	$2,574	$10,918
	Unrealized Losses	—	(111)	(366)	(477)
More than 12 Months	Fair Value	—	71	157	228
	Unrealized Losses	—	(1)	(74)	(75)

Total	Fair Value	$—	$8,415	$2,731	$11,146
	Unrealized Losses	—	(112)	(440)	(552)

As of December 31, 2007, there were 21 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES		Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$—	$2,756	$2,756
	Unrealized Losses	—	(205)	(205)
More than 12 Months	Fair Value	273	—	273
	Unrealized Losses	(5)	—	(5)
Total	Fair Value	273	2,756	3,029
	Unrealized Losses	(5)	(205)	(210)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2008	December 31, 2007
Mortgage loans on real estate
Construction loans	$9,813	$12,979
Agricultural	4,387	4,573
Equity lines of credit	1,815	2,431
Residential 1-4 family	41,182	41,579
Second Mortgages	4,686	5,055
Multifamily	3,887	3,946
Commercial	34,526	32,332

Total real estate loans	100,296	102,895
Commercial and industrial loans	6,185	7,204
Consumer installment loans
Personal	15,773	17,165
Credit cards	574	587

Total consumer installment loans	16,347	17,752
All other loans	203	323

Gross Loans	123,031	128,174
Less unearned income on loans	(829)	(990)

Loans, less unearned discount	122,202	127,184
Less allowance for loan losses	(1,667)	(1,573)

Net Loans Receivable	$120,535	$125,611

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has limited its exposure to risk in the real estate lending market by establishing specific criteria relating to real estate lending practices and continuing to engage primarily in only traditional mortgage products. Management has also limited its risk exposure by establishing caps for long-term fixed rate mortgage programs.

Management recognizes that prevailing economic conditions may have the potential to impact borrowers within the Bank’s real estate portfolio and continues to monitor this on an on-going basis.

As June 30, 2008, management considers the risk of loss in the real estate loan categories to be low to moderate.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2008 and the year ending December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,573	$1,476
Provision charged to operating expenses	196	309
Recoveries of loans charged off	92	262
Loans charged off	(194)	(474)

Balance, end of period	$1,667	$1,573

The total amount of impaired loans as of June 30, 2008 was $2.1 million compared to $785,000 at December 31, 2007. Specific valuation allowances totaling $361,000 have been made as a precautionary measure to cover these potential losses.

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the six month period ending June 30, 2008 and 2007, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,013,285	$0.73	1,011,481	$0.79

Effect of dilutive securities:
Stock Options	573		2,302

Diluted earnings per share	1,013,858	$0.73	1,013,783	$0.79

As of June 30, 2008 and 2007, stock options representing 3,200 and 800 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

The weighted average number of shares for the three month period ending June 30, 2008 and 2007, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2008		Three Month Ended June 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,013,285	$0.30	1,011,481	$0.36

Effect of dilutive securities:
Stock Options	381		2,442

Diluted earnings per share	1,013,666	$0.30	1,013,923	$0.36

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

Total outstanding borrowings have increased by approximately $10.1 million during the first six months of 2008. This increase is the result of fixed low-rate borrowings that were obtained from the FHLB primarily for investment purposes with funds generally being placed in matching term investment instruments. The investment instruments were placed at a rate of interest higher than the borrowing rate in an effort to produce additional interest income.

As of June 30, 2008, total outstanding borrowings with FHLB were $17.0 million, which mature through January 18, 2011. The interest rates on these fixed-rate notes payable range from 2.47% to 3.92%. The maturities of FHLB advances as of June 30, 2008 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2008	2007
	(In Thousands)
Director Fees	$66	$84
Legal Fees	80	14
Professional Fees	110	74
Supplies and Printing	82	72
Telephone Expense	65	76
Other	451	424

Total	$854	$744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company reported year-to-date net earnings of $736,000 as of June 30, 2008 as compared to net earnings for the same period last year of $799,000. This represents a decrease of approximately $63,000 or 7.88%, and is primarily attributed to interest expense related to deposit growth, additional loan loss reserve allocations, and increased operating expenses. Earnings per share for the quarter ended June 30, 2008 were $0.30 compared to the second quarter of 2007 earnings per share of $0.36. Cumulative year-to-date earnings per share as of June 30, 2008 were $0.73 as compared to $0.79 for the same period last year.

The Company had asset growth of approximately $14.3 million during the first half of 2008. Approximately $339,000 in asset growth occurred during the second quarter. The year-to-date asset growth for the Company is primarily attributed to investment and borrowing activities. Total investments in securities available for sale have increased by $8.2 million for the six month period ending June 30, 2008, as compared to total securities at December 31, 2007. Investments in interest bearing deposits increased by approximately $9.5 million for the six month period ending June 30, 2008, as compared to December 31, 2007. Total outstanding borrowings increased by approximately $10.1 million as the result of fixed low-rate advances that were obtained from the Federal Home Loan Bank of Atlanta. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments, at a rate of interest higher than the borrowing rate.

The Company’s loan portfolio decreased by approximately $5.1 million or 4.04% during the six month period ending June 30, 2008. This decrease is primarily attributed to commercial and residential real estate loan payoffs and consumer refinancing activities. The deposit portfolio increased by $4.1 million or 3.23% during the same period, with the majority of this growth being in savings accounts and time deposits. The Company’s capital position as of June 30, 2008 was $16.5 million, or 9.94% as a percentage of total assets.

The Company’s book value as of June 30, 2008 was $16.27 per share, as compared to a book value of $16.09 per share as of December 31, 2007. This represents an increase of 1.12%. Additionally, shareholder dividend payments for the six month period ending June 30, 2008 increased by 3.57%, as compared to the same period last year.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2008 and December 31, 2007. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased $57,000 or 1.09% during the first six months 2008 as compared to the same period for 2007. Total interest expense increased $109,000 or 5.79% in the first six months of 2008 compared to the same period of 2007. The increases in interest income and interest expense resulted in a net interest income decrease of $52,000 or 1.55% for the period ending June 30, 2008 compared to the period ending June 30, 2007. This net decrease is primarily attributed to increased time deposit interest expense of $49,000 as compared to the same period last year. A large portion of the time deposit portfolio are at fixed interest rates and re-pricing maturity terms of 12 -18 months. The interest rates on these accounts were established during a higher interest rate market and will be subject to current rates as they mature. The average interest rate being paid on time deposits decreased from 4.50% as of June 30, 2007 to 4.48% as of June 30, 2008.

The net interest margin decreased from 4.71% for the period ending June 30, 2007 to 4.33% for the period ending June 30, 2008, and is primarily related to the time deposit pricing discussed above. Additionally, the average yield on loans decreased from 7.76% for the first six months of 2007 to 7.57% for the first six months of 2008. This is primarily the result of loan refinancing and re-pricing activities in a lower interest rate environment, as well as, management’s continued efforts with a dealer loan program for auto financing, which offers lower interest rates to well qualified buyers. The overall average yield on earning assets decreased from 7.34% as of June 30, 2007 to 6.94% as of June 30, 2008, as a result of the previously mentioned factors.

Noninterest Income

During the first half of 2008, non-interest income increased by $122,000 when compared to the same period last year. This increase can be accounted for primarily in the category of gains on securities transactions. Securities gains during the first half of 2008 increased by $86,000 as compared to the prior year and were the result of strategic restructuring of the Bank’s investment portfolio in the current economic environment. Additionally, service charge income and other income increased by $17,000 and $19,000 respectively and is primarily the result of nominal fee increases.

Noninterest Expense

During the first half of 2008, non-interest expense increased by $115,000 or 4.49% in comparison to the first half of 2007. The primary factor contributing to this overall increase is legal fee expenses incurred primarily relating to shareholder and proxy litigation.

Financial Condition

Securities

The Company’s securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio, as of June 20, 2008 consists of securities classified as available for sale. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders’ equity.

As of June 30, 2008, the net amortized cost of securities available for sale was approximately $10,000 more than the stated market value as shown in note 2 of the financial statements included in this report. Management has traditionally held debt securities until maturity and thus it does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $8.6 million during the first half of 2008. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates.

Of the investments in securities available for sale, 14.19% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. These investments generally have the potential for increases in value and have historically produced a high rate of return for the Company. Management recognizes that these investments are subject to market conditions and can be also impacted by economic downturns.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham, Albemarle, the City of Charlottesville, and the City of Harrisonburg, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

During the first half of 2008, net loans decreased by approximately $5.1 million or 4.04%, which is primarily attributed to residential and commercial real estate loan payoffs and other refinance activities. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $867,000 at June 30, 2008 compared to $386,000 at December 31, 2007. This represents an increase of $481,000 and is mainly attributed to one specific loan customer with real estate accounts in which foreclosure proceedings are in process. Management has evaluated the value of collateral related to this account as of June 30, 2008 and has made a specific allocation to the allowance for loan loss account for a potential loss amount of approximately $95,000.

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2008 was $2.1 million compared to $785,000 at December 31, 2007. This represents an increase of approximately $1.3 million and is primarily the result of management’s proactive efforts to promptly identify additional potential problem credits. Based on current collateral values, management has identified potential losses relating to these credits of approximately $361,000 as of June 30, 2008. Specific valuation allowances have been made as a preventative measure to cover potential losses should they occur in the future.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans as of June 30, 2008 that are not included in the past dues, non-accrual or impaired loans referred above.

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

The allowance for loan loss balance of $1.667 million at June 30, 2008, increased by approximately $94,000 from its level at December 31, 2007. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. Additionally, management has performed an evaluation of various concentrations within the loan portfolio and has established appropriate allocations in accordance with the levels of risk identified with each concentration category.

The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.36% and 1.24% of total loans as of June 30, 2008 and December 31, 2007, respectively. Management believes the increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of June 30, 2008.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of June 30, 2008 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a consistent methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of June 30, 2008 was $196,000 as compared to $140,000 for the first half of 2007. This increase is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of June 30, 2008 and December 31, 2007 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

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

The Company also periodically evaluates opportunities for possible additional branch locations. There are no immediate plans for additional office locations at this time.

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s deposit portfolio has increased by approximately $4.1 million or 3.23% during the first half of 2008. This increase was primarily in the categories of savings accounts and time deposits. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2008, total borrowings were $17.0 million compared to $6.9 million at December 31, 2007. This represents an increase of approximately $10.1 million, which is primarily attributed to new advances obtained at fixed low interest rates. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments, with a rate of interest higher than the borrowing rate. The Company’s borrowing activities are discussed in Note 6 of the financial statements included in this report.

Capital

The Company seeks to maintain a strong capital structure in order to provide adequate funding for future expansion, asset growth opportunities, operational needs, shareholder dividends, and to promote public confidence. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to its size, composition, quality of assets and liability levels, and consistency with regulatory requirements and industry standards.

As of June 30, 2008 and December 31, 2007, the Company’s total capital-to-asset ratio was 9.94% and 10.72%, respectively. The Company’s capital ratios exceed regulatory minimums and earnings have been sufficient to allow for a 3.57% increase in dividend payments during the first half of 2008. Dividend payments to shareholders are generally declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of June 30, 2008 remains adequate.

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

The Company reviews its interest rate gap, loan and deposit maturities and repricing schedules on a regular basis. Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2008.

As of June 30, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 39.21% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 39.65% at December 31, 2007. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$8,008	$324	8.09%	$8,128	$362	8.91%
Real estate	99,777	3,487	6.99%	98,757	3,488	7.06%
Installment	17,224	884	10.26%	15,151	846	11.17%
Credit Card	539	58	21.52%	559	60	21.47%
Federal funds sold	3,238	41	2.53%	3,457	88	5.09%
Interest Bearing Deposits	9,631	184	3.82%	4,518	111	4.91%
Investments
Taxable	11,411	303	5.31%	9,579	255	5.32%
Nontaxable [2]	2,899	18	1.24%	2,786	38	2.73%

Total earning assets	152,727	5,299	6.94%	142,935	5,248	7.34%

Interest Expense
Demand deposits	10,407	28	0.54%	11,501	26	0.45%
Savings	14,826	78	1.05%	12,468	50	0.80%
Time deposits	73,537	1,649	4.48%	72,519	1,630	4.50%
Borrowings	13,862	235	3.39%	9,849	175	3.55%

Total Interest Bearing Liabilities	$112,632	$1,990	3.53%	$106,337	$1,881	3.54%

Net Interest Income		3,309			3,367

Net Interest Margin			4.33%			4.71%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,684	$152	7.91%	$8,733	$195	8.93%
Real estate	99,330	1,728	6.96%	99,537	1,762	7.08%
Installment	15,600	432	11.08%	15,406	426	11.06%
Credit card	543	30	22.10%	545	28	20.55%
Federal funds sold	3,085	15	1.94%	3,512	45	5.13%
Interest Bearing Deposits	11,382	102	3.58%	4,154	43	4.14%
Securities
Taxable	13,969	175	5.01%	9,741	132	3.42%
Nontaxable [2]	2,642	9	1.36%	3,002	19	2.53%

Total earning assets	154,235	2,643	6.85%	144,630	2,650	7.33%

Interest Expense
Demand deposits	10,521	15	0.57%	11,110	13	0.47%
Savings	16,116	43	1.07%	12,742	31	0.97%
Time deposits	75,033	816	4.35%	73,487	846	4.60%
Borrowings	14,363	121	3.37%	9,481	88	3.71%

Total Interest Bearing Liabilities	$116,033	$995	3.43%	$106,820	$978	3.66%

Net Interest Income		$1,648			$1,672

Net Interest Margin			4.27%			4.62%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2008

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$13,083	$11,383	$54,913	$42,823	$—	$122,202
Interest bearing bank deposits	3,056	4,500	3,500	—	—	11,056
Investment securities[2]	3,586	—	2,238	10,693	2,731	19,248
Restricted stock	—	—	—	—	1,134	1,134
Federal funds sold	3,200	—	—	—	—	3,200

Total	22,925	15,883	60,651	53,516	3,865	156,840

Sources of Funds:

Interest bearing demand deposits	10,812	—	—	—	—	10,812
Regular savings	16,652	—	—	—	—	16,652
Certificates of deposit $100,000 and over	7,422	8,919	1,194	—	—	17,535
Other certificates of deposit	16,033	32,151	9,150	—	—	57,334
Borrowings	700	6,000	10,300	—	—	17,000

Total	$51,619	$47,070	$20,644	$—	$—	$119,333

Discrete Gap	$(28,694)	$(31,187)	$40,007	$53,516	$3,865	$37,507

Cumulative Gap	$(28,694)	$(59,881)	$(19,874)	$33,642	$37,507

Ratio of Cumulative
Gap To Total Earning Assets at June 30, 2008	-18.79%	-39.21%	-13.01%	22.03%	24.56%

Ratio of Cumulative
Gap To Total Earning Assets at December 31, 2007	-13.11%	-39.65%	-7.82%	25.96%	28.40%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Shareholders Meeting of Pioneer Bankshares, Inc. was held on May 14, 2008. At this meeting, shareholder votes were cast relating to the election of directors and a shareholder proposal as presented by Richard T. Spurzem. There were 993,780 shares out of a total of 1,013,758 eligible shares, or 98% present and voted by proxy at the meeting. All three incumbent directors were re-elected by 89% of the total votes cast and the shareholder proposal presented by Richard T. Spurzem was defeated with 81% of the total votes cast against the proposal.

The individuals elected to serve as directors were: Louis L. Bosley [votes for 885,409, against or withheld 108,371], Edwin Powell Markowitz [votes for 885,449, against or withheld 108,331] and Mark N. Reed [votes for 884,209, against or withheld 109,571]. These directors will serve a three year term expiring in 2011.

After the shareholder meeting, the full Board of Directors consisted of Patricia G. Baker, Louis L. Bosley, Robert E. Long, Harry F. Louderback, Edwin P. Markowitz, Kyle L. Miller, Mark N. Reed, Thomas R. Rosazza and David N. Slye.

The votes relating to the Shareholder Proposal by Richard T. Spurzem were as follows: votes “for” 129,251, votes “against” 807,137, and 290 abstained.

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

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: August 12, 2008		Thomas R. Rosazza
President and Chief Executive Officer

Date: August 12, 2008	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer