Form 10-Q
period 2008-09-30
PIONEER BANKSHARES INC/VA
filed 2008-11-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of November 13, 2008 were 1,017,170.

PIONEER BANKSHARES, INC.

Part I - Financial Information

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$4,703	$6,106
Interest bearing deposits in banks	10,013	1,600
Federal funds sold	2,000	300
Securities available for sale, at fair value	18,551	11,069
Restricted securities	1,089	680
Loans receivable, net of allowance for loan losses of $1,536 and $1,573 respectively	117,344	125,611
Premises and equipment, net	3,870	4,056
Accrued interest receivable	706	758
Other assets	2,002	1,645

Total Assets	$160,278	$151,825

LIABILITIES

Deposits
Noninterest bearing demand	$28,946	$33,423
Interest bearing
Demand	11,585	10,238
Savings	16,937	13,367
Time deposits over $100,000	15,148	15,822
Other time deposits	53,935	54,505

Total Deposits	126,551	127,355

Accrued expenses and other liabilities	1,080	1,295
Long term debt	16,000	6,900

Total Liabilities	143,631	135,550

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,017,170 and 1,011,481 respectively	509	506
Retained earnings	16,599	15,805
Accumulated other comprehensive loss, net	(461)	(36)

Total Stockholders’ Equity	16,647	16,275

Total Liabilities and Stockholders’ Equity	$160,278	$151,825

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Interest and Dividend Income:
Loans including fees	$2,300	$2,512
Interest on securities - taxable	166	116
Interest on securities - nontaxable	8	2
Interest on deposits and federal funds sold	108	117
Dividends	20	39

Total Interest and Dividend Income	2,602	2,786

Interest Expense:
Deposits	797	944
Long term debt	107	106

Total Interest Expense	904	1,050

Net Interest Income	1,698	1,736
Provision for loan losses	96	70

Net interest income after provision for loan losses	1,602	1,666

Noninterest Income:
Service charges and fees	254	202
Other income	(5)	29
Gain on securities transactions	—	147

Total Noninterest Income	249	378

Noninterest Expense:
Salaries and benefits	660	636
Occupancy expenses	87	87
Equipment expenses	160	196
Other expenses	385	435

Total Noninterest Expenses	1,292	1,354

Income before Income Taxes	559	690
Income Tax Expense	185	237

Net Income	$374	$453

Per Share Data
Net income, basic and diluted	$0.37	$0.45

Dividends	$0.14	$0.14

Weighted Average Shares Outstanding, Basic	1,014,594	1,011,481

Weighted Average Shares Outstanding, Diluted	1,014,594	1,014,403

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Interest and Dividend Income:
Loans including fees	$7,053	$7,268
Interest on securities - taxable	439	332
Interest on securities - nontaxable	13	7
Interest on deposits and federal funds sold	333	316
Dividends	57	99

Total Interest and Dividend Income	7,895	8,022

Interest Expense:
Deposits	2,552	2,650
Long term debt	342	281

Total Interest Expense	2,894	2,931

Net Interest Income	5,001	5,091
Provision for loan losses	292	210

Net interest income after provision for loan losses	4,709	4,881

Noninterest Income:
Service charges and fees	668	599
Other income	111	126
Gain on security transactions	145	206

Total Noninterest Income	924	931

Noninterest Expense:
Salaries and benefits	1,965	1,900
Occupancy expenses	266	283
Equipment expenses	501	556
Other expenses	1,239	1,179

Total Noninterest Expenses	3,971	3,918

Income before Income Taxes	1,662	1,894
Income Tax Expense	552	642

Net Income	$1,110	$1,252

Per Share Data
Net income, basic and diluted	$1.09	$1.24

Dividends	$0.43	$0.42

Weighted Average Shares Outstanding, Basic	1,014,594	1,011,481

Weighted Average Shares Outstanding, Diluted	1,014,976	1,013,990

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218
Comprehensive Income
Net Income		1,252		1,252
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $31)			55
Reclassification adjustment for gains included in net income (net of tax effect of $78)			(128)	(73)

Total Comprehensive Income				1,179

Cash Dividends	—	(424)	—	(424)

BALANCE SEPTEMBER 30, 2007	$506	$15,443	$24	$15,973

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		1,110		1,110
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $214)			(329)
Reclassification adjustment for gains included in net income (net of tax effect of $49)			(96)	(425)

Total Comprehensive Income				685
Stock issued for compensation	3	120	—	123

Cash Dividends	—	(436)	—	(436)

BALANCE SEPTEMBER 30, 2008	$509	$16,599	$(461)	$16,647

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,110	$1,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	292	210
Depreciation and amortization	370	410
Gain on sale of securities	(145)	(206)
Net amortization on securities	—	(7)
Stock issued for compensation	123	—
Net change in:
Accrued interest receivable	52	(102)
Other assets	(93)	(27)
Accrued expense and other liabilities	(215)	346

Net Cash Provided by Operating Activities	1,494	1,930

Cash Flows from Investing Activities:
Net change in federal funds sold	(1,700)	700
Net change in interest bearing deposits	(8,413)	64
Net change in restricted securities	(409)	8
Proceeds from maturities and sales of securities available for sale	13,325	13,370
Proceeds from maturities and calls of securities held to maturity	—	1
Purchase of securities available for sale	(21,351)	(9,097)
Net decrease (increase) in loans	7,975	(7,433)
Purchase of bank premises and equipment	(184)	(105)

Net Cash Used in Investing Activities	(10,757)	(2,492)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	440	2,550
Time deposits	(1,244)	3,986
Proceeds from borrowings	21,501	2,000
Curtailments of borrowings	(12,401)	(3,200)
Dividends paid	(436)	(424)

Net Cash Provided by Financing Activities	7,860	4,912

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(1,403)	4,350
Cash and Cash Equivalents, beginning of year	6,106	5,197

Cash and Cash Equivalents, End of Period	$4,703	$9,547

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$3,055	$2,766
Income taxes	$654	$396

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	(688)	(120)
Loan balances transferred to OREO	24	—

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine month period ended September 30, 2008 and September 30, 2007. The notes included herein should be read in conjunction with the notes to financial statements included in the 2007 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. As of September 30, 2008, the outstanding balance in OREO was approximately $24,000. It is not management’s intent to hold foreclosure properties or maintain them as a part of the Company’s permanent fixed assets and premises. Management is actively marketing these properties and anticipates being able to sell them within a reasonable time period.

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

The expense relating to previously issued stock options, as of September 30, 2008, is approximately $2,057 compared to $3,287 for September 30, 2007. The expense related to stock option compensation is generally recognized over a vesting period of one year for each option granted. There were no additional stock options granted during the nine month period ending September 30, 2008. There have been 700 stock option shares exercised by non-employee directors during the nine month period ending September 30, 2008, which were exercised at a price of $18.00 per share.

The following summarizes the stock options outstanding as of September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/07	7,900	$16.32	5.1
New Options Granted	—	—
Options Exercised	700	18.00
Options Forfeited	—	—
Options outstanding, 9/30/08	7,200	$16.16	4.8
Options exercisable, 9/30/08	7,200	$16.16	4.8	$56

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount is subject to change based on the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2008 and December 31, 2007 follows:

	(In Thousands)
	September 30, 2008		December 31, 2007
	Carrying Value	Market Value	Carrying Value	Market Value
Securities available for sale:
U.S. Treasury and agency obligations	$5,994	$6,030	$5,962	$6,088
Mortgage-backed	9,525	9,709	1,999	2,007
Municipal securities	1,117	1,097	215	218
Equity securities	2,671	1,715	2,961	2,756

Total	$19,307	$18,551	$11,137	$11,069

NOTE 2 INVESTMENT SECURITIES: (continued)

As of September 30, 2008, there were 4 investment securities that had been in a loss position for more than 12 consecutive months and 12 additional securities that had been in a loss position for less than one year.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports and overall credit quality.

As of September 30, 2008, management has determined that the unrealized losses in the investment portfolio are temporary. Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. Management will continue to monitor the securities in a loss position for future impairment. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value.

The schedule of losses on the securities as of September 30, 2008, is as follows:

LOSSES		US Government Agency Securities	Tax-Exempt Municipal Securities	Mortgage- Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$—	$1,097	$—	$1,528	$2,625
	Unrealized Losses	—	(19)	—	(728)	(747)

More than 12 Months	Fair Value	—	—	—	187	187
	Unrealized Losses	—	—	—	(228)	(228)

Total	Fair Value	$—	$1,097	—	$1,715	$2,812
	Unrealized Losses	—	(19)	—	(956)	(975)

As of December 31, 2007, there were 21 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES		US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
			(In Thousands)
Less than 12 Months	Fair Value	$—	$—	$2,756	$2,756
	Unrealized Losses	—	—	(205)	(205)

More than 12 Months	Fair Value	—	273	—	273
	Unrealized Losses	—	(5)	—	(5)

Total	Fair Value	$—	273	2,756	3,029
	Unrealized Losses	—	(5)	(205)	(210)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2008	December 31, 2007
Mortgage loans on real estate
Construction loans	$9,335	$12,979
Agricultural	4,303	4,573
Equity lines of credit	1,957	2,431
Residential 1-4 family	40,926	41,579
Second Mortgages	4,041	5,055
Multifamily	3,846	3,946
Commercial	33,109	32,332

Total real estate loans	97,517	102,895

Commercial and industrial loans	5,930	7,204

Consumer installment loans
Personal	15,433	17,165
Credit cards	577	587

Total consumer installment loans	16,010	17,752

All other loans	197	323

Gross Loans	119,654	128,174

Less unearned income on loans	(774)	(990)

Loans, less unearned discount	118,880	127,184

Less allowance for loan losses	(1,536)	(1,573)

Net Loans Receivable	$117,344	$125,611

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has limited its exposure to risk in the real estate lending market by establishing specific criteria relating to real estate lending practices and continuing to engage primarily in only traditional mortgage products. Management has also limited its risk exposure by establishing caps for long-term fixed rate mortgage programs. As September 30, 2008, management considers the risk of loss in the real estate loan categories to be low to moderate.

Management recognizes that prevailing economic conditions may have the potential to impact borrowers within the Bank’s real estate portfolio and continues to monitor this on an on-going basis.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2008 and the year ending December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,573	$1,476
Provision charged to operating expenses	292	309
Recoveries of loans charged off	271	262
Loans charged off	(600)	(474)

Balance, end of period	$1,536	$1,573

The total amount of impaired loans as of September 30, 2008 was $1.9 million compared to $785,000 at December 31, 2007. Specific valuation allowances at September 30, 2008 totaled $267,000 and have been made as a precautionary measure to cover potential losses. Specific valuation allowances as of September 30, 2007 totaled $67,500.

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the nine month period ending September 30, 2008 and 2007, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,014,594	$1.09	1,011,481	$1.24

Effect of dilutive securities: Stock Options	382		2,509

Diluted earnings per share	1,014,976	$1.09	1,013,990	$1.24

Stock options representing 7,200 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of September 30, 2008. There were no stock options excluded from the computation of diluted EPS because their effects were anti-dilutive as of September 30, 2007.

The weighted average number of shares for the three month period ending September 30, 2008 and 2007, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2008		Three Month Ended September 30, 2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,014,594	$0.37	1,011,481	$0.45

Effect of dilutive securities: Stock Options	—		2,922

Diluted earnings per share	1,014,594	$0.37	1,014,403	$0.45

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

Total outstanding borrowings increased by approximately $9.1 million during the nine month period ending September 30, 2008. This increase is the result of low-rate fixed borrowings that were obtained from the FHLB primarily for investment purposes with funds generally being placed in matching term investment instruments. The investment instruments were placed at a rate of interest higher than the borrowing rate in an effort to produce additional interest income.

As of September 30, 2008, total outstanding borrowings with FHLB were $16.0 million, which are scheduled to mature through January 18, 2011. The interest rates on these fixed-rate borrowings range from 2.47% to 3.92%. The maturities of FHLB advances as of September 30, 2008 are shown in TABLE II of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)
Director Fees	$96	$126
Legal Fees	90	84
Professional Fees	153	102
Supplies and Printing	101	102
Telephone Expense	106	80
Other	693	685

Total	$1,239	$1,179

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company reported year-to-date net earnings of $1.1 million as of September 30, 2008 as compared to net earnings for the same period last year of $1.3 million. The decrease in earnings of approximately $142,000, or 11.34%, is primarily attributed to a reduced volume of loans and related interest income, additional loan loss reserve allocations, and increased operating and legal expenses. Earnings per share were $1.09 for the period ending September 30, 2008 compared to earnings per share of $1.24 for the same period last year.

The Company’s total assets as of September 30, 2008 were $160.3 million and total liabilities were $143.6 million. Total capital as of September 30, 2008 was $16.6 million. The Company’s loan portfolio has decreased by approximately $8.3 million or 6.58% during the nine month period ending September 30, 2008. The decrease in loan volume is primarily attributed to low consumer demand, commercial and residential real estate loan payoffs, and other consumer refinancing activities. The deposit portfolio has decreased approximately $804,000 or 0.63% during the nine month period ending September 30, 2008.

Investments in securities available for sale have increased by $7.5 million during the nine month period ending September 30, 2008, as compared to total securities at December 31, 2007. Investments in interest bearing deposits have increased by approximately $8.4 million during the same period. Total outstanding borrowings have increased by approximately $9.1 million. The increase in borrowings is primarily the result of fixed low-rate advances that were obtained from the Federal Home Loan Bank of Atlanta. These borrowings were initiated to support investment activities, with funds generally being placed in matching term investment instruments at a rate of interest higher than the borrowing rate.

The Company’s book value as of September 30, 2008 was $16.37 per share, as compared to a book value of $16.09 per share as of December 31, 2007. This represents an increase of 1.74%. Additionally, shareholder dividend payments for the nine month period ending September 30, 2008 increased by 2.38%, as compared to the same period last year.

Management recognizes that prevailing economic conditions may have the potential to adversely impact the Company’s operational results, including future earnings, liquidity, and capital resources. Management continually monitors economic factors in an effort to promptly identify specific trends that could have a direct material effect on the Company.

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

Goodwill is included in other assets and totaled $360,000 at September 30, 2008 and December 31, 2007. The goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $127,000 or 1.58% during the nine month period ending September 30, 2008, as compared to the same period for 2007. Total interest expense decreased $37,000 or 1.26% during the same period. The decreased in interest income and interest expense resulted in a net interest income decrease of $90,000 or 1.77% for the period ending September 30, 2008 compared to the period ending September 30, 2007. The net interest margin decreased from 4.70% for the period ending September 30, 2007 to 4.40% for the period ending September 30, 2008. The decreases in net interest income and net interest margin are primarily attributed to recent declines in market interest rates and a declining loan volume.

The average yield on loans decreased from 7.80% for the nine month period ending September 30, 2007 to 7.62% for the nine month period ending September 30, 2008. This is primarily the result of declining loan volume resulting from refinancing and re-pricing activities in a lower interest rate environment. The overall average yield on earning assets decreased from 7.40% as of September 30, 2007 to 6.93% as of September 30, 2008, as a result of the previously mentioned factors.

Noninterest Income

During the nine month period ending September 30, 2008, non-interest income decreased $7,000 when compared to the same period last year. Service charge income increased $69,000 as a result of various fee increases relating to checking accounts, statement processing, minimum balance requirements, and overdrafts. Securities gains during the nine month period ending September 30, 2008 decreased by $61,000 as compared to the prior year. The decrease in securities gains is primarily attributed to the recent downturn in economic and market conditions. Other income decreased by $15,000 for the nine month period ending September 30, 2008, as compared to the same period last year. The decrease in other income is mainly attributed to losses recorded on the sale of foreclosure properties and other assets of approximately $35,000 during the nine month period ending September 30, 2008. Losses on foreclosures sales and other assets recorded during the nine month period ending September 30, 2007 were only $2,000.

Noninterest Expense

During the nine month period ending September 30, 2008, non-interest expense increased by $53,000 or 1.35%, as compared to the same period last year. The primary factors contributing to this overall increase were legal and professional fees incurred for shareholder and proxy litigation, as well as increased telephone and communication expenses relating to system upgrades.

Financial Condition

Securities

The Company’s securities portfolio is held to assist in asset-liability management, as well as, capital appreciation. The securities portfolio, as of September 30, 2008 consists of securities classified as available for sale. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders’ equity.

As of September 30, 2008, the net amortized cost of securities available for sale was approximately $756,000 less than the stated market value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value, which should minimize the impact or possibility of other than temporary classifications.

Investments in securities, including those which were restricted, increased by approximately $7.9 million during the nine month period ending September 30, 2008. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates.

Of the investments in securities available for sale, 9.24% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. These investments have produced a high rate of return for the Company. Management recognizes that these investments are subject to market conditions and can be also impacted by economic downturns. Management generally has the intent and demonstrated ability to hold these securities for an extended period of time, which allows for potential recovery and increases in value. Management’s intent and ability to hold these securities during periods of economic uncertainty should minimize the impact or possibility of other than temporary classifications.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham, Albemarle, the City of Charlottesville, and the City of Harrisonburg, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential mortgages, construction loans, commercial and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in commercial and residential real estate loans, as well as, consumer auto loans. A large percentage of these loans are made to borrowers who are employed by businesses outside the service area. Management monitors the levels of loan concentrations within the portfolio on a regular basis and establishes appropriate risk tolerances as a means of minimizing potential losses in the future.

During the nine month period ending September 30, 2008, net loans decreased by approximately $8.3 million or 6.58%. The decline in loan volume is primarily attributed to residential and commercial real estate loan payoffs and other refinance activities. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due totaled $889,000 at September 30, 2008 compared to $386,000 at December 31, 2007. This represents an increase of $503,000 and is mainly attributed to one specific real estate loan where the borrower’s source of repayment has diminished with limited expectation for continued business operations. Management has evaluated the value of collateral related to this account as of September 30, 2008 and has made a specific allocation to the allowance for loan loss account for a potential loss amount of approximately $50,000.

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2008 was $2.0 million compared to $785,000 at December 31, 2007. This represents an increase of approximately $1.2 million and is primarily the result of management’s proactive efforts to promptly identify additional potential problem credits. Based on current collateral values, management has identified potential losses relating to these credits of approximately $267,000 as of September 30, 2008. Specific valuation allowances have been made as a preventative measure to cover potential losses should they occur in the future.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans as of September 30, 2008 that are not included in the past dues, non-accrual or impaired loans referred above.

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

The allowance for loan loss balance of $1.536 million at September 30, 2008, decreased by approximately $37,000 from its level at December 31, 2007. The decrease in the allowance balance is primarily attributed to the declining loan volume, as well as, the reduction of a specific allocation relating to one borrower, where the sale of collateral resulted in the curtailment of loan principal. Management has made allocations based on the declining economic trends and the potential for increased past dues in the loan portfolio as a means of providing sufficient funding for possible future losses. Additionally, management has performed an evaluation of various concentrations within the loan portfolio and has established appropriate allocations in accordance with the levels of risk identified with each concentration category.

The allowance allocations noted above and the declining loan volume trends are considered to be the primary factors impacting the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.29% and 1.24% of total loans as of September 30, 2008 and December 31, 2007, respectively. Management believes the increase in the allowance for loan loss as a percentage of total loans, as of September 30, 2008, is directionally consistent with the changes within the loan portfolio and current economic trends that may impact customer’s ability to pay and overall loan performance.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of September 30, 2008 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a consistent methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of September 30, 2008 was $292,000 as compared to $210,000 for the nine month period ending September 30, 2008. This increase is directly related to the loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of September 30, 2008 and December 31, 2007 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the third quarter of 2008, the Company moved its Valley Finance Services office location into the Harrisonburg branch facility in an effort to improve operating efficiency and reduce overhead expenses.

The Company periodically evaluates opportunities for possible new branch locations. However, there are no immediate plans for additional office locations at this time.

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

Deposits

The Company’s main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s deposit portfolio has decreased by approximately $804,000 or 0.63% during the nine month period ending September 30, 2008. This decrease was primarily in the categories of noninterest bearing demand deposits and time deposits. The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investments and loan growth opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2008, total borrowings were $16.0 million compared to $6.9 million at December 31, 2007. This represents an increase of approximately $9.1 million, which is primarily attributed to new advances obtained at fixed low interest rates. These borrowings were initiated primarily for investment purposes with funds generally being placed in matching term investment instruments, at a rate of interest higher than the borrowing rate. The Company’s borrowing activities are discussed in Note 6 of the financial statements included in this report.

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

As of September 30, 2008 and December 31, 2007, the Company’s total capital-to-asset ratio was 9.94% and 10.72%, respectively. The Company’s total risk-based capital ratio was 15.3% and 14.7% as of September 30, 2008 and December 31, 2007, respectively. The Company’s capital ratios exceed regulatory minimums and earnings have been sufficient to allow for a 2.38% increase in dividend payments during the nine month period ending September 30, 2008. Dividend payments to shareholders are generally declared on a quarterly basis and management has no reason to believe this payment schedule will not continue.

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

Liquidity as of September 30, 2008 remains adequate.

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

The Company reviews its interest rate gap, loan and deposit maturities and re-pricing schedules on a regular basis. Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2008.

As of September 30, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 37.57% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 39.65% at December 31, 2007. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

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

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,828	$477	8.12%	$8,393	$560	8.90%
Real estate	98,584	5,183	7.01%	99,857	5,316	7.10%
Installment	16,519	1,316	10.62%	15,458	1,300	11.21%
Credit Card	545	77	18.84%	556	92	22.06%
Federal funds sold	3,436	59	2.29%	3,361	128	5.08%
Interest Bearing Deposits	9,953	274	3.67%	4,971	188	5.04%
Investments
Taxable	12,343	486	5.25%	9,659	399	5.51%
Nontaxable [2]	2,903	37	1.70%	2,611	56	2.86%

Total earning assets	152,111	7,909	6.93%	144,866	8,039	7.40%

Interest Expense
Demand deposits	10,854	55	0.68%	11,188	39	0.46%
Savings	15,518	129	1.11%	12,986	91	0.93%
Time deposits	72,982	2,368	4.33%	73,736	2,520	4.56%
Borrowings	13,432	342	3.39%	10,004	281	3.75%

Total Interest Bearing Liabilities	$112,786	$2,894	3.42%	$107,914	$2,931	3.62%

Net Interest Income [1]		5,015			5,108

Net Interest Margin			4.40%			4.70%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,469	$153	8.19%	$8,913	$198	8.89%
Real estate	96,222	1,696	7.05%	102,020	1,828	7.17%
Installment	15,128	432	11.42%	16,064	454	11.30%
Credit card	558	19	13.62%	552	32	23.19%
Federal funds sold	3,827	18	1.88%	3,172	40	5.04%
Interest Bearing Deposits	10,589	90	3.40%	5,861	77	5.26%
Securities
Taxable	14,063	183	5.21%	9,817	144	5.87%
Nontaxable [2]	3,036	19	2.50%	2,267	18	3.18%

Total earning assets	150,892	2,610	6.92%	148,666	2,791	7.51%

Interest Expense
Demand deposits	11,738	27	0.92%	10,573	13	0.49%
Savings	16,887	51	1.21%	14,055	41	1.17%
Time deposits	71,886	719	4.00%	76,132	890	4.68%
Borrowings	12,584	107	3.40%	10,309	106	4.11%

Total Interest Bearing Liabilities	$113,095	$904	3.20%	$111,019	$1,050	3.78%

Net Interest Income [1]		$1,706			$1,741

Net Interest Margin			4.52%			4.68%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2008

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$12,437	$12,238	$53,277	$40,928	$—	$118,880
Interest bearing bank deposits	2,513	4,000	3,500	—	—	10,013
Investment securities[2]	3,500	508	2,237	10,591	1,715	18,551
Restricted stock	—	—	—	—	1,089	1,089
Federal funds sold	2,000	—	—	—	—	2,000

Total	20,450	508	59,014	51,519	2,804	150,533

Sources of Funds:
Interest bearing demand deposits	11,585	—	—	—	—	11,585
Regular savings	16,937	—	—	—	—	16,937
Certificates of deposit $100,000 and over	3,270	10,009	1,869	—	—	15,148
Other certificates of deposit	10,075	34,066	9,794	—	—	53,935
Borrowings	600	7,800	7,600	—	—	16,000

Total	$42,467	$51,875	$19,263	$—	$—	$113,605

Discrete Gap	$(22,017)	$(35,129)	$39,751	$51,519	$2,804	$36,928

Cumulative Gap	$(22,017)	$(57,146)	$(17,395)	$34,124	$36,928

Ratio of Cumulative Gap To Total Earning Assets at September 30, 2008	-14.47%	-37.57%	-11.44%	22.43%	24.28%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2007	-13.11%	-39.65%	-7.82%	25.96%	28.40%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: November 13, 2008		Thomas R. Rosazza
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer