Form 10-K
period 2008-12-31
PIONEER BANKSHARES INC/VA
filed 2009-03-27
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-30541

Pioneer Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1278721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 East Main Street

P. O. Box 10

Stanley, Virginia 22851

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (540) 778-2294

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock - $.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $16.00 per share as of March 25, 2009 was $14,337,056.

The number of shares outstanding of the registrant’s common stock is 1,020,914 as of March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2009 are incorporated by reference into Part III of this Form 10-K.

Form 10-K

PART I

Item 1.	Business.

General

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2008 and 2007. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

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

Employees

As of December 31, 2008, the Company had 51 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered to be good.

Supervision and Regulation

Set forth below is a summary of statutes and regulations affecting the Company and the Bank. Federal and state laws and regulations provide regulatory oversight for virtually all aspects of both of their operations. This summary is qualified in its entirety by reference to these statutes and regulations.

Supervision and Regulation of the Company

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

Emergency Economic Stabilization Act of 2008. In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset Relief Program (“TARP”), under which the U.S. Department of the Treasury (“Treasury”) is authorized to purchase preferred stock from qualified financial institutions. The Company meets the requirements to be considered a qualified financial institution.

Under TARP, for organizations like the Company, the federal government’s purchase limitation is generally defined as 3% of risk-weighted assets. The terms of the preferred stock generally provide that: (i) cumulative dividends will be paid at a rate of 5% for the first five years and 9% thereafter; (ii) any increase in the dividend rate paid on common stock during the first three years will require the consent of the Treasury; (iii) any repurchase of common stock will require the consent of the Treasury; (iv) conditions and limitations will be placed on executive compensation; and (v) the Treasury will receive warrants, with a term of 10 years, to purchase a number of shares of common stock having an aggregate market price equal to 15% of the preferred stock amount on the day of investment.

The Company gave consideration to applying for the Treasury’s capital purchase program during 2008. After performing a detailed capital and cost analysis, the Company decided not to participate in the TARP program at this time.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2008.

Deposit Insurance

The Bank’s deposits are generally insured by the FDIC for a maximum of $100,000 per depositor. However, in the fourth quarter of 2008, the FDIC insurance limits were raised to $250,000 per depositor. This increase in FDIC coverage will remain in effect through December 31, 2009. The Bank pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. The FDIC is currently in the process of re-evaluating the assessment premiums, which will likely increase the bank’s FDIC insurance expense

Effect of Governmental Monetary Policies

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

SEC Filings

A copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, excluding exhibits, as filed with the Securities and Exchange Commission can be obtained without charge by writing to Pioneer Bankshares, Inc., Attn: Thomas R. Rosazza, President and Chief Executive Officer, at 263 East Main Street, P.O. Box 10, Stanley, Virginia 22851. This information may also be accessed, without charge, by visiting the SEC’s Electronic Data Gathering and Retrieval Service EDGAR website at www.sec.gov.

Item 1A.	Risk Factors.

Not Applicable

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

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

Valley Finance Service operates as a division/branch of Pioneer Bank and was relocated during the third quarter of 2008 into the Harrisonburg branch facility in an effort to improve operating efficiency and reduce overhead expenses.

The Bank’s data processing center facility is located next to the Bank’s main office in Stanley, Virginia. The data processing center building has approximately 25,760 square feet and was originally purchased on September 8, 1970, with recent renovations being completed in 2005.

The Bank also operates a branch facility in downtown Charlottesville, Virginia. This branch is a leased facility. This office was opened in March 2005 and primarily offers commercial loans and small business accounts. The branch is located at 257 Ridge McIntire Road, Charlottesville, Virginia.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities.

The Common Stock of the Company trades on the OTC Bulletin Board under the symbol “PNBI.OB” and transactions generally involve a small number of shares. The Bank’s transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572. The following table shows actual trade prices (without commissions) reported to Scott & Stringfellow, Inc. Other transactions may have occurred which were not included in the table.

COMMON STOCK TRADE PRICES

2008	High	Low
First Quarter	$27.00	$24.00
Second Quarter	28.10	19.05
Third Quarter	24.00	17.50
Fourth Quarter	20.00	17.75

2007	High	Low
First Quarter	$23.05	$21.40
Second Quarter	24.25	21.50
Third Quarter	27.50	24.25
Fourth Quarter	28.10	26.00

There were 1,017,170 and 1,011,481 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2008 and 2007 respectively. There were 522 and 500 shareholders of record as of December 31, 2008 and 2007, respectively.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/13/08	3/21/08	3/31/08	$.15
6/12/08	6/20/08	6/30/08	.14
9/08/08	9/18/08	9/29/08	.14
12/11/08	12/18/08	12/30/08	.14

Total for 2008			$.57

3/08/07	3/19/07	3/30/07	$.14
5/30/07	6/14/07	6/29/07	.14
9/13/07	9/20/07	9/28/07	.14
12/13/07	12/21/07	12/31/07	.14

Total for 2007			$.56

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

Stock Repurchases

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There were no repurchase transactions during 2008.

Item 6.	Selected Financial Data.

The following is selected financial data for the Company for the years ending December 31, 2008 and 2007. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2008	2007
Results of Operations
Interest and dividend income	$10,399	$10,764
Interest expense	3,756	3,908

Net interest income	6,643	6,856
Provision for loan losses	548	309

Net interest income after provision for loan losses	6,095	6,547
Noninterest income	511	1,278
Noninterest expense	4,990	5,180

Income before income taxes	1,616	2,645
Income tax expense	505	893

Net Income	$1,111	$1,752

Financial Condition
Assets	$156,110	$151,825
Deposits	128,978	127,355
Loans, Net	119,225	125,611
Stockholders’ Equity	16,805	16,275

Per Share Data
Net income per share, basic	$1.09	$1.73
Net income per share, diluted	1.09	1.73
Dividends per share	.57	.56
Book value per share	16.52	16.09

Performance Ratios
Return on average assets [1]	0.67%	1.12%
Return on average equity [1]	6.45%	10.97%
Dividend payout ratio	52.12%	32.31%
Average equity to average assets [1]	10.42%	10.24%

[1]	Ratios are based primarily on daily average balances

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2008 and 2007, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

Forward Looking Statements

The report on Form 10-K contains forward-looking statements with respect to the Company’s and the Bank’s financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this report or future regulatory filings, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive office, the words or phrases “will likely result,” “are expect to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution the readers and users of this information not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors including regional and national economic conditions, changes in the levels of market rates of interest, credit risk and lending activities, and competitive and regulatory factors could affect the financial performance of the Company and the Bank and could cause actual results for future periods to differ materially from those anticipated or projected.

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

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2008 and 2007. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. There were no impairment charges recognized for the 2008 and 2007 reporting periods.

Financial Overview

The Company had total asset growth during 2008 of approximately $4.3 million. This asset growth is primarily attributed to increased investment activities in available for sale securities and CD’s at the bank level of approximately $10.4 million. The Company’s loan portfolio decreased by $6.4 million or 5.08% during 2008. The decrease in the loan portfolio was mainly in the areas of construction loans, residential second mortgages, and personal installment loans and is also attributed to consumer refinancing activities. The deposit portfolio grew by $1.6 million or 1.27% during 2008, with the majority of this growth being in savings accounts and time deposits. Outstanding borrowings increased by $2.5 million or 36.23% during 2008. The Company’s capital position at December 31, 2008 was $16.5 million, or 10.54% as a percentage of total assets.

The Company’s net earnings were $1.111 million for the year ended December 31, 2008, compared to $1.752 million for 2007. This represents a decrease of approximately $641,000 or 36.59%. The decrease in net income is primarily attributed to losses on the sale of equity securities during the fourth quarter of 2008. Earnings per share were $1.09 for the year ended December 31, 2008, compared to $1.73 for 2007.

The Company’s book value as of December 31, 2008 was $16.52 per share, as compared to a book value of $16.09 per share as of December 31, 2007. This represents an increase of 2.67%. Additionally, shareholder dividend payments for 2008 were increased by 1.79%, as compared to the prior year.

Results of Operations

Net Interest Income

Net interest income decreased $213,000 or 3.11% in 2008. The decrease in net interest income for 2008 is primarily attributed to the decline in loan volume during the year resulting from loan payoffs and refinancing activities. Interest income on loans decreased by $501,000 or 5.12% while interest expense on deposits and borrowings also decreased by $152,000 or 3.89%, when compared to prior year. The decline in net interest income has been impacted by market rates and the recent economic downturn.

Interest income on securities available for sale increased by $166,000 or 36.64% in 2008 compared to an increase in the prior year of $157,000 or 54.90%. The average yields on securities decreased from 5.09% in 2007 to 4.77% in 2008. The decrease in average yield on securities is attributed to reinvestment activities during the year at lower market rates. Management makes every effort to maintain a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $418,000 in 2008, compared to $395,000 in 2007. This increase of $23,000 is primarily attributed to an increased volume of investment activity in Certificate of Deposits.

The net interest margin on earning assets on a tax equivalent basis decreased from 4.74% in 2007 to 4.41% in 2008, as a result of lower market rates and the decline in income related to loans.

Interest expense on deposits decreased by $232,000 or 6.53% in 2008. This decrease is related to repricing activities of time deposits maturing in the current year at lower market rates. The average interest rate paid on deposits decreased from 3.64% in 2007 to 3.17% in 2008.

Interest expense on borrowings increased by $80,000 or 22.47%, which is primarily attributed to new advances obtained at fixed low interest rates early in the year for investment purposes. These funds were generally placed in matching term investment instruments, at a rate of interest higher than the borrowing rate. The average interest rate paid on borrowings decreased from 3.71% in 2007 to 3.42% in 2008.

Yields on total loans decreased from 7.82% in 2007 to 7.57% in 2008. The yield on commercial and agricultural loans decreased from 8.88% in 2007 to 7.96% in 2008. Commercial and residential real estate loan yields have decreased from 7.11% in 2007 to 6.97% in 2008. Installment loan yields have decreased from 11.29% in 2007 to 10.57% in 2008.

PIONEER BANKSHARES, INC. NET INTEREST MARGIN ANALYSIS (ON A FULLY TAXABLE EQUIVALENT BASIS) (In Thousands )	Table I

	2008			2007
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$7,630	$607	7.96%	$8,529	$757	8.88%
Real estate	98,087	6,834	6.97%	100,274	7,125	7.11%
Installment	16,246	1,717	10.57%	15,732	1,776	11.29%
Credit card	557	118	21.18%	555	119	21.44%

Total Loans	122,520	9,276	7.57%	125,090	9,777	7.82%
Federal funds sold	3,535	66	1.87%	3,476	170	4.89%
Interest bearing deposits	9,925	352	3.55%	4,475	225	5.03%
Securities
Taxable	12,352	651	5.27%	9,570	527	5.51%
Nontaxable[2]	2,972	80	2.69%	2,639	94	3.56%

Total Earning Assets	151,304	10,425	6.89%	145,250	10,793	7.43%

Allowance for loan losses	(1,582)			(1,483)
Nonearning assets	15,550			12,184

Total Assets	$165,272			$155,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand deposits	$16,078	$83	0.52%	$11,019	$53	0.48%
Savings	15,689	180	1.15%	13,157	134	1.02%
Time deposits	73,079	3,057	4.18%	73,407	3,365	4.58%

Total Deposits	104,846	3,320	3.17%	97,583	3,552	3.64%
Borrowings	12,763	436	3.42%	9,595	356	3.71%

Total Interest Bearing Liabilities	117,609	3,756	3.19%	107,178	3,908	3.65%

Noninterest bearing deposits	29,471			31,613
Other liabilities	966			1,189

Total Liabilities	148,046			139,980

Stockholders’ equity	17,226			15,971

Total Liabilities and Stockholders’ Equity	$165,272			$155,951

Net Interest Earnings		$6,669			$6,885

Net Yield on Interest Earning Assets			4.41%			4.74%

[1]	Nonaccrual loans are included in computing the average balance.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

The total tax equivalent adjustment was approximately $25,000 for 2008 and $29,000 for 2007.

Table II

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(Dollars in thousands)

	2008 Compared to 2007 Increase (Decrease)			2007 Compared to 2006 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$(80)	$(70)	$(150)	$197	$21	$218
Real estate	(155)	(136)	(291)	367	179	546
Installment	58	(117)	(59)	139	(27)	112
Credit Card	—	(1)	(1)	(8)	(1)	(9)

Total Loans	(177)	(324)	(501)	695	172	867

Federal funds sold	3	(107)	(104)	(49)	(8)	(57)

Interest bearing deposits in banks	274	(147)	127	(57)	23	(34)

Investments
Taxable	153	(29)	124	7	147	154
Nontaxable	12	(26)	(14)	17	(17)	—

Total Securities	165	(55)	110	24	130	154

Total Earning Assets	$265	$(633)	$(368)	$613	$317	$930

Interest Expense
Demand deposits	$24	$6	$30	$(6)	$4	$(2)
Savings	26	20	46	(1)	53	52
Time deposits	(15)	(293)	(308)	476	399	875

Total Deposits	35	(267)	(232)	469	456	925

Borrowings	118	(38)	80	(273)	(31)	(304)

Total Liabilities	153	(305)	(152)	196	425	621

Net Interest Earnings	$112	$(328)	$(216)	$417	$(108)	$309

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Non-interest Income and Expense

Non-interest income decreased from $1.2 million in 2007 to $511,000 in 2008. This represents a 60.02% decrease. The primary factor affecting this change was losses on securities of $553,000 compared to gains in the prior year of $315,000. Losses incurred were related to the declining market value of equity securities held at the holding company level. Management executed the sale of certain securities in a loss position during the fourth quarter of 2008 as a result of its impairment analysis related to these securities. Additional sales were executed in an effort to reduce concentration levels in certain funds or stocks that may be dependent upon the housing market.

Service charge income increased by $112,000 or 13.91%. when compared to the prior year, and was the result of scheduled fee increases relating to minimum deposit requirements, overdraft fees, paper statement fees and other services.

Non-interest expense decreased by $190,000 or 3.67% from 2007 to 2008. Salaries and benefits decreased by $122,000 or 4.79% in 2008 compared to 2007. The decrease in salaries and benefits is the result of management’s efforts to control expense through staff reductions and decreased hourly schedules. Equipment expenses decreased by $87,000 or 11.71% in 2008 compared to 2007 as a result of normal depreciation fluctuations. Total other expenses increased by $43,000 from 2007 to 2008, which is the net result of increases and decreases in various operating costs.

Financial Condition

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

Management recognizes that prevailing economic conditions have the potential to adversely impact the Company’s operational results, including future earnings, liquidity, and capital resources. The continued deterioration in the credit and housing markets, increasing unemployment within our service area, and other economic and market factors are monitored closely by management in an effort to promptly identify specific trends that could have a direct material effect on the Company.

Management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company.

Securities

Securities as of December 31, 2008 totaled $16.0 million, which is a 36.25% increase over the December 31, 2007 balance of $11.7 million. This increase is attributed to increased investment activities in available for sale securities and certificates of deposits at the bank level.

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

At December 31, 2008, the Company had investments in equity securities consisting primarily of common and preferred stocks and corporate bonds with a cost of $2.7 million and an estimated market value of $2.1 million. The equity securities generally include common stocks and corporate bonds, which are purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

The Bank’s total investment portfolio at December 31, 2008 has a cost of $12.8 million and an estimated fair market value of $13.1 million. These investments include U.S. government and agency securities, state and municipal securities, and fixed mortgaged-backed securities.

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis as of December 31, 2008 and December 31, 2007:

	2008 Book Value	Weighted Average Yield	2007 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$997	5.23%	$1,781	4.77%
Maturing after one year But within five years	1,714	5.81%	4,284	5.40%
Maturing after five years But within ten years	900	4.63%	514	6.00%
Maturing after 10 years	9,194	5.24%	1,734	5.51%
Equity Securities	2,693		2,756

Total securities available for sale	$15,498	5.27%	$11,069	5.32%

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

Loan Portfolio

Total net loans decreased during 2008 from $125.6 million at December 31, 2007 to $119.2 million at December 31, 2008. This is a decrease of $6.4 million or 5.08%. The decrease in the loan portfolio was mainly in the areas of construction loans, residential second mortgages, and personal installment loans and is also attributed to consumer refinancing activities.

Loans are stated at their face amount, net of unearned discount, and are classified shown in the following schedule:

	December 31, 2008	December 31, 2007
	(In Thousands)
Mortgage loans on real estate:
Construction loans	$9,447	$12,979
Agricultural	4,267	4,573
Equity lines of credit	1,927	2,431
Residential 1-4 family	41,618	41,579
Second mortgages 1 - 4 family	3,788	5,055
Multifamily	4,144	3,946
Commercial	34,022	32,332

Total real estate loans	99,213	102,895
Commercial and agricultural loans	5,701	7,204
Consumer installment loans:
Personal	15,665	17,165
Credit cards	645	587

Total consumer installment loans	16,310	17,752
All other loans	362	323

Gross Loans	121,586	128,174
Less unearned income on loans	(710)	(990)

Loans, less unearned discount	120,876	127,184
Less allowance for loan losses	(1,651)	(1,573)

Net Loans Receivable	$119,225	$125,611

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $47.3 million as of December 31, 2008. This represents a decrease of approximately $1.7 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $51.9 million as of December 31, 2008. This represents a decrease of approximately $2.0 million in the commercial real estate portfolio when compared to the prior year. The decrease in commercial real estate loans is related to refinancing activities in the current economic downturn. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to moderate.

The Bank’s consumer loan portfolio decreased $1.4 million to a total of $16.3 million at December 31, 2008. This decreased is attributed to consumer refinancing activities and regular loan repayment schedules.

A schedule of remaining maturities of selected loan categories as of December 31, 2008 is as follows:

	At December 31, 2008
	(In Thousands)
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial and Agricultural	$1,858	$3,207	$636	$5,701
Real estate construction	4,735	4,247	465	9,447

Total Maturities of Selected Loans	$6,593	$7,454	$1,101	$15,148

For maturities over one year:
Fixed rates	$8,156
Variable rates	399

$8,555

At December 31, 2008 construction loans were 7.92% percent of total net loans and commercial and agricultural loans were 4.78% of total net loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2008 and December 31, 2007:

	2008	2007
	(In Thousands)
Non-accrual Loans	$1,466	$297
Loans Past Due 90 days or more	539	89

Total non-performing assets	$2,005	$386

Allowance for loan losses to total loans	1.37%	1.24%

Non-performing Assets to total loans	1.68%	0.30%

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

Restructured loans are those on which the original interest rate or repayment terms have been substantially changed due to the borrower’s financial hardship. There were no restructured loans on which interest was accruing at a reduced rate or on which payments had been extended.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. Impaired loans not included in the non-accrual totals with specific allocations as of December 31, 2008 totaled approximately $697,000 compared to $489,000 for the prior year. Impaired loans and other potential problem loans are monitored closely on an on-going basis and allocations are made in accordance with the Company’s allowance for loan loss calculations. Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for potential losses as they are identified.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2008 and December 31, 2007:

	2008	2007
	(In Thousands)
Beginning balance	$1,573	$1,476
Provision charged to expense	548	309

Loan losses:
Commercial	98	181
Installment	319	283
Real estate	354	—
Credit card	10	10

Total Loan Losses	781	474

Recoveries:
Commercial	6	63
Installment	138	199
Real estate	167	—
Credit card	—	—

Total Loan Recoveries	311	262

Net Loan Losses	470	212

Balance at End of Period	$1,651	$1,573

Net Loan Losses as a Percent of Average loans	0.38%	0.17%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
	(In Thousands)
Analysis of Ending Balance
Commercial	$324	19.63%	6.23%	$256	16.27%	6.82%
Real estate	598	36.22%	80.06%	433	27.53%	80.16%
Installment	704	42.64%	13.26%	853	54.23%	12.58%
Credit card	25	1.51%	0.45%	31	1.97%	0.44%

Total	$1,651	100.00%	100.00%	$1,573	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.37%			1.24%

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

The provision for loan losses and changes in the allowance for loan losses are shown in note 7 of the financial statements included in this report.

The allowance for loan loss balance of $1.651 million at December 31, 2008, increased by approximately $78,000 from its level at December 31, 2007. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans and an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The cumulative balance in the allowance for loan loss account was equal to 1.37% and 1.24% of total loans at December 31, 2008 and December 31, 2007, respectively. The increase in the percentage of allowance to total loans is considered to be directionally consistent with trends in the portfolio.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of December 31, 2008 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Loan charge offs for 2008 increased by $307,000 compared to the prior year, and loan loss recoveries increased by $49,000. This resulted in an overall increase of $258,000 in net loan charge offs for the period ending December 31, 2008 as compared to December 31, 2007. The increase in charge offs is primarily related to losses incurred on specific commercial and residential properties, which had collateral that was not readily marketable due to zoning violations. Additionally, the sale of these properties was impacted by the downturn in the housing market and other economic factors.

The provision expense related to the allowance for loan loss for 2008 increased by $239,000 as compared to 2007. This increase is directly related to the increased charge offs and additional allocation made for non-performing and impaired loans.

Management’s evaluation of the allowance for loan losses as of December 31, 2008 and December 31, 2007 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment, and Software

The Bank had purchases and investments related to premises improvements, new equipment and software upgrades during 2008 totaling $215,000. These included the replacement of core data processing servers, related equipment and software upgrades, and miscellaneous computer purchases.

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

The Valley Finance Service operation was relocated to the Harrisonburg branch facility during the third quarter of 2008 in an effort to reduce overhead in the form of lease expense and improve operational efficiency.

Deposits

The Company’s total deposits as of December 31, 2008 were $129.0 million compared to $127.4 million at December 31, 2007. This increase of $1.6 million or 1.27% was primarily in the categories of interest bearing demand deposits, savings accounts, and time deposits. Total interest bearing demand deposits totaled $12.4 million as of December 31, 2008 compared to $10.2 million at December 31, 2007.

Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity.

Total savings deposits as of December 31, 2008 were $15.9 million compared to $12.3 million as of December 31, 2007. This represents an increase of approximately $2.5 million or 18.7%. These accounts consist of passbook savings accounts and statement savings accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 54.31% of the Bank’s total deposits. Total time deposits were $75.7 million as of December 31, 2008 compared to $70.3 million at December 31, 2007. Time deposits are generally classified in two major categories for FDIC insurance purposes, as well as other accounting and regulatory purposes: 1) those time deposits with a balance greater than $100,000, and 2) those time deposits with a balance of $100,000 or less. The Company’s total time deposits greater than $100,000 increased during 2008 by approximately $1.1 million compared to the prior year. Time deposits with a balance greater than $100,000 represent 22.37% of the Bank’s total time deposit portfolio. Total time deposits with balances of $100,000 or less increased by approximately $4.2 million during 2008, as compared to 2007. The increases in time deposits is partially attributed to consumer demand for stability in their banking relationships and management’s attempt to attract new depositor’s with limited promotional interest rates periodically during the year.

The maturity schedule as of December 31, 2008 for certificates of deposit over $100,000 are shown below:

Maturity
Less than 3 months	$4,184
3 to 12 months	7,432
1 to 3 years	1,995
Over 3 years	3,310

Total	$16,921

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $62.4 million and $60.7 million as of December 31, 2008 and 2007, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $41.6 million at December 31, 2008. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may pay back all or part of the advance without a prepayment penalty.

At December 31, 2008, the total fixed-rate borrowings with FHLB were $9.4 million and mature through January, 2010. The interest rates on the fixed-rate notes payable ranges from 3.14% to 3.92%. At December 31, 2007, the total outstanding fixed-rate borrowings with FHLB was $6.9 million.

The contractual maturities of FHLB advances as of December 31, 2008 are as follows:

(In Thousands)
Fixed Rate
Due in 2009	$4,400
Due in 2010	5,000

Total	$9,400

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

The Company’s capital ratios exceed regulatory requirements and are considered to be in the well capitalized category under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 15.5% at December 31, 2008. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 14.3% as of December 31 2008 compared to 13.4% at December 31, 2007.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2008 and December 31, 2007:

	2008	2007
	(In Thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$116,402	$119,023

Consolidated Tier 1 capital
Common stock	$509	$506
Retained Earnings	16,460	15,805
Goodwill excluded	(360)	(360)

Total Tier 1 capital	16,609	15,951

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,455	1,488

Total risk-based capital	$18,064	$17,439

Consolidated total risk-based capital ratio	15.5%	14.7%
Consolidated Tier 1 risk-based capital ratio	14.3%	13.4%
Consolidated Leverage ratio	10.1%	10.2%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

At December 31, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 33.89% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 39.65% at December 31, 2007. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank, which operates primarily in a rural environment.

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

Liquidity as of December 31, 2008 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2008 and 2007. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2008:

(In Thousands)	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$12,243	$9,356	$56,768	$42,509	—	$120,876
Interest Bearing Bank deposits	11,896	—	—	—	—	11,896
Investment Securities	—	1,035	1,718	10,318	2,145	15,216
Restricted Stock	—	—	—	—	792	792
Federal Funds Sold	100	—	—	—	—	100

Total	24,239	10,391	58,486	52,827	2,937	148,880

Sources of Funds:
Demand Deposits
Interest bearing	12,377	—	—	—	—	12,377
Savings accounts	15,866	—	—	—	—	15,866
Time Deposits:
Over $ 100,000	4,184	7,432	5,305	—	—	16,921
Other certificates	16,702	24,124	17,909	—	—	58,735

Total deposits	49,129	31,556	23,214	—	—	103,899

Borrowings	2,600	1,800	5,000	—	—	9,400

Total	51,729	33,356	28,214	—	—	113,299

Discrete Gap	(27,490)	(22,965)	30,272	52,827	2,937	35,581

Cumulative Gap	(27,490)	(50,455)	(20,183)	32,644	35,581

Ratio of Cumulative Gap to Total Earning Assets	-18.46%	-33.89%	-13.56%	21.93%	23.90%

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements.

To the Board of Directors

Pioneer Bankshares, Inc.

Stanley, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Pioneer Bankshares, Inc. and subsidiary internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 25, 2009

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands, except share and per share data)

	2008	2007
ASSETS
Cash and due from banks	$2,401	$6,106
Interest-bearing deposits in other banks	11,896	1,600
Federal funds sold	100	300
Securities available for sale, at fair value	15,216	11,069
Restricted securities	792	680
Loans receivable, net of allowance for loan losses of $1,651 in 2008 and $1,573 in 2007	119,225	125,611
Bank premises and equipment, net	3,790	4,056
Accrued interest receivable	720	758
Other assets	1,970	1,645

Total Assets	$156,110	$151,825

LIABILITIES

Deposits
Noninterest bearing	$25,079	$33,423
Interest bearing
Demand	12,377	10,238
Savings	15,866	13,367
Time deposits over $100,000	16,921	15,822
Other time deposits	58,735	54,505

Total Deposits	128,978	127,355

Accrued expenses and other liabilities	927	1,295
Borrowings	9,400	6,900

Total Liabilities	139,305	135,550

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,017,170 and 1,011,481 shares in 2008 and 2007, respectively	509	506
Retained earnings	16,460	15,805
Accumulated other comprehensive (loss), net	(164)	(36)

Total Stockholders’ Equity	16,805	16,275

Total Liabilities and Stockholders’ Equity	$156,110	$151,825

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands, except per share data)

	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans including fees	$9,276	$9,777	$8,910
Interest on securities – taxable	597	443	286
Interest on securities – nontaxable	22	10	10
Deposits and federal funds sold	418	395	486
Dividends	86	139	142

Total Interest and Dividend Income	10,399	10,764	9,834

INTEREST EXPENSE:
Deposits	3,320	3,552	2,627
Borrowings	436	356	660

Total Interest Expense	3,756	3,908	3,287

NET INTEREST INCOME	6,643	6,856	6,547
PROVISION FOR LOAN LOSSES	548	309	233

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,095	6,547	6,314

NONINTEREST INCOME:
Service charges on deposit accounts	917	805	784
Commission income	73	69	40
Other income	74	89	70
Gains (losses) on security transactions	(553)	315	293

Total Noninterest Income	511	1,278	1,187

NONINTEREST EXPENSES:
Salaries and employee benefits	2,423	2,545	2,366
Occupancy expenses	358	382	375
Equipment expenses	656	743	792
Supplies and printing	131	125	137
Directors fees	170	172	184
Legal fees	100	123	31
Professional fees	173	193	170
Telephone	149	109	159
Other expenses	830	788	780

Total Noninterest Expenses	4,990	5,180	4,994

INCOME BEFORE INCOME TAXES	1,616	2,645	2,507
INCOME TAX EXPENSE	505	893	845

NET INCOME	$1,111	$1,752	$1,662

PER SHARE DATA:
Net income, basic and diluted	$1.09	$1.73	$1.64

Dividends	$0.57	$0.56	$0.51

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2005	$506	$13,468	$(29)	$13,945
Comprehensive Income
Net Income		1,662		1,662
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $179)			308
Reclassification adjustment for gains included in net income (net of tax effect of $111)			(182)	126

Total Comprehensive Income				1,788
Cash Dividends		(517)		(517)
Stock Based Compensation (net of tax $1)		2		2

BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218

Comprehensive Income
Net Income		1,752		1,752
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $29)			62
Reclassification adjustment for gains included in net income (net of tax effect of $120)			(195)	(133)

Total Comprehensive Income				1,619
Cash Dividends		(566)		(566)
Stock Based Compensation (net of tax $2)		4		4

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275

Comprehensive Income
Net Income		1,111		1,111
Changes in unrealized gains on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $296)			(471)
Reclassification adjustment for losses included in net income (net of tax effect of $210)			343	(128)

Total Comprehensive Income				983
Cash Dividends		(579)		(579)

Stock issued for compensation	3	123		126

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	(In Thousands)
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,111	$1,752	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	548	309	233
(Gain) loss on security transactions	553	(315)	(293)
Net amortization (accretion) on securities	—	(9)	23
Deferred income tax (benefit)	(49)	(76)	(80)
Depreciation	481	546	546
Stock based compensation	126	4	2
Loss of sale on other real estate	33	—	—
Net change in:
Accrued interest receivable	38	(52)	(139)
Other assets	(168)	97	(225)
Accrued expenses and other liabilities	(368)	360	195

Net Cash Provided by Operating Activities	2,305	2,616	1,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in other banks	(10,296)	3,782	(436)
Net change in federal funds sold	200	400	2,550
Net change in restricted securities	(112)	184	152
Proceeds from maturities, sales, and principal payments of securities available for sale	17,764	14,964	18,111
Proceeds from principal payments of securities held to maturity	—	1	4
Purchase of securities available for sale	(22,679)	(12,027)	(20,423)
Net decrease (increase) in loans	5,449	(7,098)	(10,363)
Proceeds on sale of other real estate	335	—	—
Purchase of bank premises and equipment	(215)	(124)	(443)

Net Cash Provided By (Used in) Investing Activities	(9,554)	82	(10,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	(3,706)	2,538	(4,003)
Time deposits	5,329	39	15,068
Proceeds from borrowings	21,501	2,000	5,000
Curtailments of borrowings	(19,001)	(5,800)	(8,800)
Dividends paid	(579)	(566)	(517)

Net Cash Provided By (Used in) Financing Activities	3,544	(1,789)	6,748

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(3,705)	909	(2,176)
Cash and cash equivalents, beginning of year	6,106	5,197	7,373

Cash and Cash Equivalents, End of Year	$2,401	$6,106	$5,197

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,903	3,682	3,182
Income taxes	788	811	925
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	(214)	(224)	194
Other real estate acquired in settlement of loans	389	—	—

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy – The consolidated financial statements of the Company include the Bank and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC which are wholly-owned subsidiaries of the Bank. All significant inter-company balances and transactions have been eliminated.

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

Securities – Investment securities which the Company intends to hold until maturity or until called are classified as held to maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. At December 31, 2008 and 2007, the Company classified all securities as available for sale.

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

Loans Receivable – Loans receivable are intended to be held until maturity and are shown on the consolidated balance sheets net of unearned interest, the allowance for loan losses, and deferred loan fees and costs. Interest is computed by methods which generally result in level rates of return on principal. Interest income is generally not recognized on non accrual loans and payments received on such loans are applied as a reduction of the loan principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Foreclosed Assets – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Financial Instruments – In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

Advertising Costs – The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $36,462, $53,918, and $59,501 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Stock Compensation Plans – Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement 123R (Revised 2004), Share-Based Payment (“SFAS 123R”). This revised accounting principle requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. Additional information related to the Company’s stock option plan can be found in Note 15 of this financial report.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend paid assumption is based on the Company’s history and expectation of dividend payments.

The fair value of each previously issued stock option grant was estimated at the grant date using the Black- Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for stock options granted in 2007 and 2006 respectively: Dividend rate of 2.99% and 3.07%, price volatility of 21.41% and 14.58%, risk-free interest rate of 5.23% and 5.13%, and expected lives of 10 years. There were no new stock options granted during 2008.

Recent Accounting Pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements – (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”). The statement will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In December 2007, the SEC issued Staff Accounting Bulletin 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R). FSP 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation 45; and Clarification of the Effective Date of FASB Statement 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements – (continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

NOTE 2	NATURE OF OPERATIONS:

The Company operates under a charter issued by the Commonwealth of Virginia and provides commercial banking services to its customers through its subsidiary bank. As a state chartered member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Board of Governors of the Federal Reserve Banking System. The Bank provides services at six physical locations to customers in the counties of Page, Greene, Rockingham, Albemarle, and the cities of Harrisonburg and Charlottesville, Virginia. The Bank also operates two separate subsidiaries, one being known as Pioneer Financial Services, LLC, which offers a variety of consumer investment and insurance services. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC, which is generally used in conjunction with certain foreclosed properties.

NOTE 3	CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.1 million at December 31, 2008 and $1.2 million at December 31, 2007.

NOTE 4	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling approximately $728 thousand and $1.2 million at December 31, 2008 and 2007, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008
Available for Sale
U.S. government and agency securities	$2,496	$42	$—	$2,538
Mortgage-backed securities	9,194	239	—	9,433
State and municipals	1,115	—	(15)	1,100
Equity securities	2,693	53	(601)	2,145

	$15,498	$334	$(616)	$15,216

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2007
Available for Sale
U.S. government and agency securities	$5,962	$126	$—	$6,088
Mortgage-backed securities	1,999	13	(5)	2,007
State and municipals	215	3	—	218
Equity securities	2,961	—	(205)	2,756

	$11,137	$142	$(210)	$11,069

Realized gains and losses on available for sale securities are summarized below:

	2008	2007	2006
	(In Thousands)
Gains	$175	$459	$407
Losses	(728)	(144)	(114)

Net Gains (Losses)	$(553)	$315	$293

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due within one year	$997	$1,035
Due after one year through five years	1,714	1,719
Due five years through ten year	900	884
Due after ten years	9,194	9,433

	12,805	13,071
Equity securities	2,693	2,145

	$15,498	$15,216

Investment securities with a book value of $1.2 million at December 31, 2008 and $713,000 at December 31, 2007 were pledged to secure public deposits and for other purposes required by law.

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of December 31, 2008, management has determined that the unrealized losses in the investment portfolio are temporary. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at December 31, 2008 and 2007, by duration of the unrealized loss are shown below.

As of December 31, 2008, there were 10 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES

		Municipal Securities	Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$884	$—	$398	$1,282
	Unrealized Losses	(15)	—	(284)	(299)

More than 12 Months	Fair Value	—	—	366	366
	Unrealized Losses	—	—	(317)	(317)

Total	Fair Value	884	—	764	1,648
	Unrealized Losses	$(15)	$—	$(601)	$(616)

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

As of December 31, 2007, there were 21 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES

		Municipal Securities	Mortgage-Backed Securities	Equity Securities	Total
		(In Thousands)
Less than 12 Months	Fair Value	$—	$—	$2,756	$2,756
	Unrealized Losses	—	—	(205)	(205)

More than 12 Months	Fair Value	—	273	—	273
	Unrealized Losses	—	(5)	—	(5)

Total	Fair Value	—	273	2,756	3,029
	Unrealized Losses	$—	$(5)	$(205)	$(210)

NOTE 6	LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	December 31, 2008	December 31, 2007
	(In Thousands)
Mortgage loans on real estate:
Construction loans	$9,447	$12,979
Agricultural	4,267	4,573
Equity lines of credit	1,927	2,431
Residential 1-4 family	41,618	41,579
Second mortgages 1-4 family	3,788	5,055
Multifamily	4,144	3,946
Commercial	34,022	32,332

Total real estate loans	99,213	102,895
Commercial and agricultural loans	5,701	7,204
Consumer installment loans:
Personal	15,665	17,165
Credit cards	645	587

Total consumer installment loans	16,310	17,752
All other loans	362	323

Gross Loans	121,586	128,174
Less unearned income on loans	(710)	(990)

Loans, less unearned discount	120,876	127,184
Less allowance for loan losses	(1,651)	(1,573)

Net Loans Receivable	$119,225	$125,611

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS (continued):

The Bank grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a case by case basis depending upon the purpose of the loan and the financial condition of the borrower. The ultimate collectability of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of its market service area.

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit and second mortgages totaled $47.3 million as of December 31, 2008 as compared to $49.1 million at December 31, 2007. The small business commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $51.9 million as of December 31, 2008 as compared to $53.8 million at December 31, 2007. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

Deposit accounts reclassified as loans totaled $176,000 and $162,000 as of December 31, 2008 and 2007, respectively.

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2008 and 2007:

	2008	2007
	(In Thousands)
Impaired loans with a valuation allowance	$2,122	$786
Impaired loans without a valuation allowance	—	—

Total impaired loans	$2,122	786

Valuation allowance related to impaired loans	$362	111

Average investment in impaired loans	$2,098	348

Interest income recognized on impaired loans	$134	$48

No additional funds are committed to be advanced in connection with impaired loans.

Loans past due greater than 90 days and still accruing interest at December 31, 2008 and 2007 totaled $539,000 and $87,000, respectively. The increase in loans past due greater than 90 days and still accruing interest as compared to the prior year is attributed to certain real estate loans in which the borrower’s have provided specific payment plans to bring the accounts current. Management continually monitors these accounts and would place the accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 as of December 31, 2008 amounted to $41,000. There were no nonaccrual loans excluded from impaired loan disclosure under FASB Statement No. 114 as of December 31, 2007. The impact on interest income with these accounts being in nonaccrual status was minimal for both reporting periods presented.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	(In Thousands)
	2008	2007	2006
Balance at beginning of year	$1,573	$1,476	$1,332
Provision charged to operating expense	548	309	233
Recoveries of loans charged off	311	262	335
Loan charge-offs	(781)	(474)	(424)

Balance at end of year	$1,651	$1,573	$1,476

NOTE 8	BANK PREMISES and EQUIPMENT:

Bank premises, equipment and computer software included in the financial statements at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,449	4,454
Furniture and equipment	4,514	4,418
Computer software	1,197	1,179

	10,851	10,742
Less accumulated depreciation	7,061	6,686

Net	$3,790	$4,056

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2008 was $481,000. Depreciation and amortization expenses for 2007 and 2006 were $546,000.

NOTE 9	LEASE COMMITMENTS:

The Company has an annual lease commitment relating to its Charlottesville branch location. The lease agreement term for this office expires November 30, 2012 and provides the Company an option of extending the renewal thereafter. The following is a schedule of future estimated minimum lease requirements under the agreements:

(In Thousands)
2009	$22
2010	23
2011	23
2012	24
2013	25

Total	$117

Lease expense, included in occupancy expense, was $ 38,430, $52,439, and $51,561 for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in lease expense is attributed to the relocation of the Valley Finance operations.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits were $129.0 million and $127.4 million as of December 31, 2008 and 2007, respectively.

The Bank has one business customer with deposit balances exceeding 5% of total deposits as of December 31, 2008. The total deposit balances related to this customer as of December 31, 2008 were $8.6 million or 6.65% of total deposits.

At December 31, 2008, time deposit scheduled maturities (in thousands) are as follows:

2009	$52,441
2010	8,028
2011	3,673
2012	10,909
2013	605

Total	$75,656

NOTE 11	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $62.4 million and $60.7 million as of December 31, 2008 and 2007, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $41.6 million at December 31, 2008. On some fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2008, the fixed-rate borrowings with FHLB totaled $9.4 million and mature through January, 2010. The interest rates on the fixed-rate notes payable ranges from 3.14% to 3.92%. At December 31, 2007, the total outstanding fixed-rate borrowings with FHLB were $6.9 million.

The contractual maturities of FHLB advances as of December 31, 2008 are as follows:

(In Thousands)
Fixed Rate
Due in 2009	$4,400
Due in 2010	5,000

Total	$9,400

NOTE 12	DIVIDEND LIMITATION ON SUBSIDIARY BANK:

The principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of December 31, 2008, the maximum amount of dividends the Bank can pay to the Company is $2.3 million or 13.53% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no material impact on the financial statements.

The components of income tax expense are as follows:

	2008	2007	2006
	(In Thousands)
Current income tax expense	$554	$969	$925
Deferred income tax (benefit)	(49)	(76)	(80)

Income Tax Expense	$505	$893	$845

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2008	2007	2006
	(In Thousands)
Income taxes computed at the applicable federal income tax rate	$549	$900	$852
Increase (decrease) resulting from:
Tax-exempt income and dividends	(16)	(18)	(18)
State income taxes	(32)	14	18
Other	4	(3)	(7)

Income Tax Expense	$505	$893	$845

At December 31, the net deferred tax asset was made up of the following:

	2008	2007
	(In Thousands)
Deferred Tax Assets:
Provision for loan losses	$416	$325
Deferred compensation	43	50
Prepayment penalties (FHLB)	13	26
Securities available for sale	118	31
Other	19	28

Total	$609	460

Deferred Tax Liabilities:
Depreciation	11	13
Cash surrender value of life insurance	35	31
Other	66	55

Total	112	99

Net Deferred Tax Asset	$497	$361

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2008, the most recent notification from the bank’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below:

	Actual		For Capital Adequacy Purposes			Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$18,064	15.5%	$9,312	≥	8.0%	N/A	N/A
Pioneer Bank	$14,296	12.7%	$9,043	≥	8.0%	$11,304	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$16,609	14.3%	$4,656	≥	4.0%	N/A	N/A
Pioneer Bank	$12,880	11.4%	$4,522	≥	4.0%	$6,782	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$16,609	10.1%	$6,611	≥	4.0%	N/A	N/A
Pioneer Bank	$12,880	8.3%	$6,202	≥	4.0%	$7,753	≥5.0%
As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$17,439	14.7%	$9,522	≥	8.0%	N/A	N/A
Pioneer Bank	$13,256	11.5%	$9,224	≥	8.0%	$11,530	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$15,951	13.4%	$4,761	≥	4.0%	N/A	N/A
Pioneer Bank	$11,813	10.3%	$4,612	≥	4.0%	$6,918	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$15,951	10.3%	$6,238	≥	4.0%	N/A	N/A
Pioneer Bank	$11,813	7.8%	$6,094	≥	4.0%	$7,617	≥5.0%

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	STOCK OPTION PLAN:

The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. This ten year Plan expired in June of 2008 with respect to the issuance of new option grants. However, grants previously issued under this Plan may still be exercised within the original terms.

Generally, the Plan provided for the grants of incentive stock options and non-qualified stock options. The exercise price of an Option could not be less than 100% of the fair market value of the common stock (or if greater, the book value) on the date of the grant. The option terms applicable to each grant were determined at the grant date, but no Option could be exercisable in any event, after ten years from its grant date.

A summary of the activity in the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/07	7,900	$16.32	5.1
Options Granted	—	—
Options Exercised	700	18.00
Options Forfeited	—	—

Options outstanding, 12/31/08	7,200	$16.16	4.5

Options exercisable, 12/31/08	7,200	$16.16	4.5	$11

The intrinsic value of stock options exercised in 2008 was $4,000. There were no stock options exercised in 2007.

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	EARNINGS PER SHARE:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,015,243	$1.09	1,011,481	$1.73	1,011,481	$1.64

Effect of dilutive securities:
Stock Options	286		644		1,902

Diluted earnings per share	1,015,529	$1.09	1,012,125	$1.73	1,013,383	$1.64

For 2008 and 2007, stock options representing 7,200 and 3,900 average shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

NOTE 17	OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2008	2007
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$6,036	$4,127
Loan commitments and letters of credit (commercial and personal)	6,480	6,741
Credit card unused credit limits	1,323	1,378

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18	TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Deposit account balances of executive officers and directors totaled $1.5 million and $1.9 million as of December 31, 2008 and 2007, respectively. Loan transactions to such related parties are shown in the following schedule:

	2008	2007
	(In Thousands)
Total loans, beginning of year	$598	$797
New loans	384	—
Payments	(189)	(199)

Total loans, end of year	$793	$598

NOTE 19	FAIR VALUE MEASUREMENTS:

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1	–	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2	–

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	–	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	FAIR VALUE MEASUREMENTS (continued):

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$15,216	$—	$15,216	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	FAIR VALUE MEASUREMENTS (continued):

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of allowance	$1,760	$—	$873	$887

Statement of Financial Accounting Standards No. 107 (“SFAS 107”) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market; significant estimates, assumptions and present value calculations are required to determine estimated fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due From Banks and Federal Funds Sold – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest Bearing Deposits in Other Banks – Fair values are based on quoted reinvestment market rates available at for similar deposits accounts as of the date of this report.

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

At December 31, 2008 and 2007, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	FAIR VALUE MEASUREMENTS (continued):

Estimated fair value and the carrying value of financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets
Cash and due from banks	$2,401	$2,401	$6,106	$6,106
Interest bearing deposits in other banks	12,045	11,896	1,603	1,600
Federal funds sold	100	100	300	300
Securities available for sale	15,216	15,216	11,069	11,069
Loans, net	118,272	119,225	128,854	125,611
Accrued interest receivable	720	720	758	758
Financial Liabilities
Demand Deposits:
Non-interest bearing	25,079	25,079	33,423	33,423
Interest bearing	12,377	12,377	10,238	10,238
Savings deposits	15,866	15,866	13,367	13,367
Time deposits	76,848	75,656	71,278	70,327
Borrowings	9,408	9,400	6,814	6,900
Accrued interest payable	619	619	767	767

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

NOTE 20	BENEFIT PLANS:

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions of up to 3 percent of an employee’s annual compensation contributed to the Profit Sharing Plan. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2008, 2007 and 2006, total expense attributable to this 401(k) plan amounted to $35,651, $29,884 and $36,569, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The net expense attributable to this insurance plan was approximately $ 180,000, $182,000, and $160,000 for the years ending December 31, 2008, 2007, and 2006, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

	December 31,
	2008	2007
	(In Thousands)
ASSETS
Cash and cash equivalents	$257	$546
Investment in subsidiary	13,416	12,265
Securities available for sale	2,144	2,756
Bank premises and equipment, net	645	671
Other assets	439	88

Total Assets	$16,901	$16,326

LIABILITIES
Accrued expenses	$16	$16
Other liabilities	80	35

Total Liabilities	96	51

STOCKHOLDERS’ EQUITY
Common stock	509	506
Retained earnings	16,460	15,805
Accumulated other comprehensive income (loss), net	(164)	(36)

Total Stockholders’ Equity	16,805	16,275

Total Liabilities and Stockholders’ Equity	$16,901	$16,326

STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
INCOME
Dividends from subsidiary	$576	$1,258	$544
Interest income	21	29	21
Dividend income	32	55	55
Security gains (losses)	(694)	315	293
Rent income	83	83	83
Other income	7	8	3

Total Income	25	1,748	999

EXPENSES
Compensation expense	82	39	3
Occupancy expenses	35	35	37
Equipment expense	1	1	1
Other operating expenses	195	153	74

Total Expenses	313	228	115

Net income (loss) before income tax expense and undistributed income of subsidiary	(288)	1,520	884
INCOME TAX EXPENSE	333	(84)	(113)

Net income before undistributed income of subsidiary	45	1,436	771
Undistributed income of subsidiary	1,066	316	891

NET INCOME	$1,111	$1,752	$1,662

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,111	$1,752	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,066)	(316)	(891)
Deferred income tax (benefit)	—	(4)	—
(Gain) loss on security sales	694	(315)	(293)
Depreciation	26	26	26
Stock based compensation	126	4	2
Net change in:
Other assets	(211)	(11)	—
Accrued expenses and other liabilities	45	(109)	100

Net Cash Provided by Operating Activities	725	1,027	606

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,217	4,583	2,463
Purchase of securities available for sale	(2,652)	(5,044)	(2,460)

Net Cash Provided by (Used in) Investing Activities	(435)	(461)	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(579)	(566)	(517)

Net Cash Used in Financing Activities	(579)	(566)	(517)

Net Increase (Decrease) in Cash and Cash Equivalents	(289)	—	92
Cash and Cash Equivalents, Beginning of Year	546	546	454

Cash and Cash Equivalents, End of Year	$257	$546	$546

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, as such term is defined in the Exchange Act Rules 13a-15(f).

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

/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Item 9B.	Other Information.

Not Applicable

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Other than as provided below, all required information on (i) the directors and executive officers of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s 2009 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on executive officers who are not directors of the Company and are not included in the Definitive Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years
Lori G. Hassett	42	Vice President/Chief Financial Officer, Pioneer Bankshares, Inc. and Pioneer Bank

Item 11.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information

The following table sets forth information as of December 31, 2007 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	7,200 shares	$16.16	0
Equity Compensation plans not approved by security holders
Total	7,200 shares	$16.16	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions, and director independence is detailed in the Definitive Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)

(1)	The response to this portion of Item 15 is included in Item 8 of this report.

(2)	The response to this portion of Item 15 is included in Item 8 of this report.

(3)	The following exhibits are attached hereto or incorporated by reference as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.’s Form 10-K filed May 2, 2000, as amended).

3.2	Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000, as amended).

10.1	Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10 of Pioneer Bankshares, Inc.’s Form 10-QSB filed August 12, 2002).

21	List of subsidiaries.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Exhibits

See Item 15(a)(3) above

(c)	Financial Statement Schedules

See Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pioneer Bankshares, Inc.

Date: 3/25/09	By:	/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/25/09	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG	Director	3/25/09
Robert E. Long

/s/ KYLE MILLER	Director	3/25/09
Kyle Miller

/s/ PATRICIA G. BAKER	Director	3/23/09
Patricia G. Baker

/s/ DAVID N. SLYE	Director	3/26/09
David N. Slye

/s/ HARRY F. LOUDERBACK	Director	3/23/09
Harry F. Louderback

/s/ LOUIS L. BOSLEY	Director	3/25/09
Louis L. Bosley

/s/ MARK N. REED	Director	3/25/09
Mark N. Reed

/s/ E. POWELL MARKOWITZ	Director	3/23/09
E. Powell Markowitz

/s/ THOMAS R. ROSAZZA	President, Chief Executive Officer and Director	3/25/09
Thomas R. Rosazza

/s/ LORI G. HASSETT	Vice President, Chief Financial Officer	3/25/09
Lori G. Hassett