Form 10-Q
period 2009-03-31
PIONEER BANKSHARES INC/VA
filed 2009-05-15
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of May 14,2009 were 1,021,714.

PIONEER BANKSHARES, INC.

Part I—Financial Information.

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2009	December 31 2008
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,544	$2,401
Interest bearing deposits in banks	8,458	11,896
Federal funds sold	1,850	100
Securities available for sale, at fair value	16,527	15,216
Restricted securities	684	792
Loans receivable, net of allowance for loan losses of $1,702 and $1,651 respectively	119,010	119,225
Premises and equipment, net	3,771	3,790
Accrued interest receivable	740	720
Other assets	1,964	1,970

Total Assets	$156,548	$156,110

LIABILITIES

Deposits
Noninterest bearing demand	$26,319	$25,079
Interest bearing
Demand	14,530	12,377
Savings	16,079	15,866
Time deposits over $100,000	17,776	16,921
Other time deposits	57,061	58,735

Total Deposits	131,765	128,978

Accrued expenses and other liabilities	928	927
Borrowings	6,800	9,400

Total Liabilities	139,493	139,305

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,020,914 and 1,017,170 respectively	510	509
Retained earnings	16,791	16,460
Accumulated other comprehensive loss, net	(246)	(164)

Total Stockholders’ Equity	17,055	16,805

Total Liabilities and Stockholders’ Equity	$156,548	$156,110

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Interest and Dividend Income:
Loans including fees	$2,159	$2,411
Interest on securities—taxable	147	115
Interest on securities—nontaxable	9	2
Interest on deposits in banks and federal funds sold	55	108
Dividends	—	17

Total Interest and Dividend Income	2,370	2,653

Interest Expense:
Deposits	748	881
Borrowings	63	114

Total Interest Expense	811	995

Net Interest Income	1,559	1,658
Provision for loan losses	175	105

Net interest income after provision for loan losses	1,384	1,553

Noninterest Income:
Service charges and fees	223	201
Other income	53	69
Gain on security transactions	133	151

Total Noninterest Income	409	421

Noninterest Expense:
Salaries and benefits	554	639
Occupancy expenses	95	92
Equipment expenses	145	175
Other expenses	376	420

Total Noninterest Expenses	1,170	1,326

Income before Income Taxes	623	648
Income Tax Expense	206	216

Net Income	$417	$432

Per Share Data
Net income, basic and diluted	$0.41	$0.43

Dividends	$0.15	$0.15

Weighted Average Shares Outstanding, Basic	1,020,581	1,012,324

Weighted Average Shares Outstanding, Diluted	1,020,581	1,013,088

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		432		432
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $9)			18
Reclassification adjustment for gains included in net income (net of tax effect of $53)			(98)	(80)

Total Comprehensive Income				352
Stock issued for compensation		58		58
Cash Dividends	—	(152)	—	(152)

BALANCE MARCH 31, 2008	$506	$16,143	$(116)	$16,533

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		417		417
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $3)			6
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	(82)

Total Comprehensive Income				335
Stock issued for compensation	1	67	—	68
Cash Dividends	—	(153)	—	(153)

BALANCE MARCH 31, 2009	$510	$16,791	$(246)	$17,055

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$417	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	175	105
Depreciation and amortization	102	130
Gain on sale of securities	(133)	(151)
Net amortization on securities	9	6
Stock issued for compensation	68	58
Net change in:
Accrued interest receivable	(20)	17
Other assets	46	84
Accrued expense and other liabilities	1	(30)

Net Cash Provided by Operating Activities	665	651

Cash Flows from Investing Activities:
Net change in federal funds sold	(1,750)	(100)
Net change in interest bearing deposits	3,438	(8,156)
Net change in restricted securities	108	(454)
Proceeds from maturities and sales of securities available for sale	4,633	3,002
Purchase of securities available for sale	(5,942)	(10,337)
Net increase in loans	40	(1,935)
Purchase of bank premises and equipment	(83)	—

Net Cash Provided by (Used in) Investing Activities	444	(14,110)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,606	(1,783)
Time deposits	(819)	4,808
Proceeds from borrowings	—	12,000
Curtailments of borrowings	(2,600)	(1,300)
Dividends paid	(153)	(152)

Net Cash Provided by Financing Activities	34	13,573

Cash and Cash Equivalents:
Net increase in cash and cash equivalents	1,143	114
Cash and Cash Equivalents, beginning of year	2,401	6,106

Cash and Cash Equivalents, End of Period	$3,544	$6,220

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$860	$1,074
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	$(131)	$(131)
Loans transferred to other real estate owned	100	—

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three-month periods ended March 31, 2009 and March 31, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock Compensation Plans – The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. This ten year Plan expired in June of 2008 with respect to the issuance of new option grants. However, grants previously issued under this Plan may still be exercised within the original terms.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement 123R (Revised 2004), Share-Based Payment (“SFAS 123R”). This revised accounting principle requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The fair value of each previously issued stock option grant was estimated at the grant date using the Black-Scholes option-pricing model. The expected volatility was based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards were based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend paid assumptions were based on the Company’s history and expectation of dividend payments.

The following summarizes the stock options outstanding as of March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/08	7,200	$16.16	4.50
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options outstanding, 3/31/09	7,200	$16.16	4.25
Options exercisable, 3/31/09	7,200	$16.16	4.25	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2009 and December 31, 2008 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2009
Available for Sale
U.S. government and agency securities	$6,998	$35	$—	$7,033
Mortgage-backed securities	5,196	198	—	5,394
State and municipals	2,054	11	—	2,065
Equity securities	2,692	21	(678)	2,035
	$16,940	$265	$(678)	$16,527

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008
Available for Sale
U.S. government and agency securities	$2,496	$42	$—	$2,538
Mortgage-backed securities	9,194	239	—	9,433
State and municipals	1,115	—	(15)	1,100
Equity securities	2,693	53	(601)	2,145
	$15,498	$334	$(616)	$15,216

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of March 31, 2009, management has determined that the unrealized losses in the investment portfolio are temporary. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at March 31, 2009 and December 31, 2008, by duration of the unrealized loss are shown in the following table.

NOTE 2	INVESTMENT SECURITIES (continued):

As of March 31, 2009, there were 7 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

LOSSES	(In Thousands)	US Government Agency Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—	$346	$346
	Unrealized Losses	—	—	(336)	(336)

More than 12 Months	Fair Value	—	—	342	342
	Unrealized Losses	—	—	(342)	(342)

Total	Fair Value	$—	$—	$688	$688
	Unrealized Losses	—	—	(678)	(678)

As of December 31, 2008, there were 10 securities in the portfolio that had unrealized losses, which were considered to be temporary. The schedule of unrealized losses on these securities is as follows:

LOSSES		Municipal Securities	Mortgage-Backed Securities	Equity Securities	Total
			(In Thousands)
Less than 12 Months	Fair Value	$884	$—	$398	$1,282
	Unrealized Losses	(15)	—	(284)	(299)

More than 12 Months	Fair Value	—	—	366	366
	Unrealized Losses	—	—	(317)	(317)

Total	Fair Value	884	—	764	1,648
	Unrealized Losses	$(15)	$—	$(601)	$(616)

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	March 31, 2009	December 31, 2008
Mortgage loans on real estate
Construction loans	$8,478	$9,447
Agricultural	4,226	4,267
Equity lines of credit	1,990	1,927
Residential 1-4 family	42,194	41,618
Second Mortgages	3,759	3,788
Multifamily	4,105	4,144
Commercial	34,862	34,022

Total real estate loans	99,614	99,213

Commercial and industrial loans	5,384	5,701
Consumer installment loans
Personal	15,486	15,665
Credit cards	602	645

Total consumer installment loans	16,088	16,310
All other loans	255	362

Gross Loans	121,341	121,586

Less unearned income on loans	(629)	(710)

Loans, less unearned discount	120,712	120,876

Less allowance for loan losses	(1,702)	(1,651)

Net Loans Receivable	$119,010	$119,225

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2009 and the year ending December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,651	$1,573
Provision charged to operating expenses	175	548
Recoveries of loans charged off	29	311
Loans charged off	(153)	(781)

Balance, end of period	$1,702	$1,651

The total amount of impaired loans as of March 31, 2009 and December 31, 2008 was $2.1 million. Specific valuation allowances of approximately $481,000 have been made as a precautionary measure to cover these potential losses.

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2009 and 2008, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2009		March 31, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,020,581	$0.41	1,012,324	$0.43

Effect of dilutive securities:
Stock Options	—		764

Diluted earnings per share	1,020,581	$0.41	1,013,088	$0.43

Stock options representing 7,200 and 3,900 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending March 31, 2009 and March 31, 2008, respectively.

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

As of March 31, 2009, the total outstanding borrowings with FHLB were $6.8 million, which mature through January 19, 2010. The interest rates on these fixed-rate notes payable range from 3.14% to 3.92%. The maturities of FHLB advances as of March 31, 2009 are shown in TABLE II of this report.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	March 31,
	2009	2008
	(In Thousands)
ATM Service Fees	$30	$24
Director Fees	30	35
Legal Fees	8	53
Professional Fees	33	51
Insurance Expense	20	16
Supplies and Printing	27	42
Telephone Expense	29	25
Other	199	174

Total	$376	$420

NOTE 8	FAIR VALUE MEASUREMENT:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities. The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

Description	Balance as of March 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$16,527	$—	$16,527	$—

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. As of March 31, 2009, the outstanding balance of OREO was $121,000. There was no outstanding OREO balance as of March 31, 2008. It is not management’s intent to hold foreclosure properties or maintain them as a part of the Company’s permanent fixed assets and premises. Management actively markets these properties and anticipates being able to sell them within a reasonable time period.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the first quarter of 2009:

Description	Balance as of March 31, 2009	Carrying value at March 31, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of allowance	$572	$—	$390	$182
Other Real Estate Owned	$100			$100

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company reported net earnings of $417,000 for the first quarter of 2009, as compared to $432,000 for the first quarter of 2008. Earnings per share for the quarter ended March 31, 2009 were $0.41 compared to $0.43 for the first quarter of 2008.

The Company had asset growth of approximately $438,000 during the first quarter of 2009. Investments in securities available for sale increased by $1.3 million for the period ending March 31, 2009, as compared to total securities available for sale at December 31, 2008. Investments in interest bearing deposits decreased by $3.4 million for the first quarter of 2009 and investments in Federal Funds Sold increased by approximately $1.8 million for the period ending March 31, 2009, as compared to balances as of December 31, 2008.

The Company’s loan portfolio decreased by approximately $215,000 or 0.18% during the first quarter of 2009. The deposit portfolio increased by $2.8 million or 2.16% during the same period, with the majority of this growth being in demand deposit accounts. The Company’s capital position as of March 31, 2009 was approximately $17.1 million, or 10.89% as a percentage of total assets.

The Company’s book value as of March 31, 2009 was $16.71 per share, as compared to a book value of $16.52 per share as of December 31, 2008. This represents an increase of 1.15%. Shareholder dividend payments for the first quarter of 2009 were $0.15 per share, and were the same as the dividend amount paid for the first quarter of 2008.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2009 and December 31, 2008. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $283,000 or 10.67% during the first quarter of 2009, as compared to the same period for 2008. Total interest expense decreased $184,000 or 18.49% in the first quarter of 2009 compared to the same period of 2008. The decreases in interest income and interest expense resulted in a net interest income decrease of $99,000 or 5.97% for the period ending March 31, 2009 compared to the period ending March 31, 2008. This net decrease is primarily attributed to reduced interest income on loans of approximately $252,000 as compared to the same period last year. The reduced interest income on loans is attributed to the lower volume of loans outstanding, which resulted from loan refinancing activities during 2008. The average outstanding loan balances as of March 31, 2009 totaled $120.5 million, as compared to $127.9 million as of March 31, 2008. Additionally, the average yield on loan balances outstanding has decreased from 7.54% as of March 31, 2008 to 7.17% as of March 31, 2009. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities.

The Company’s overall net interest margin decreased from 4.39% for the first quarter of 2008 to 4.25% for the first quarter of 2009, and is directly related to lower market interest rates and the reduced loan yields discussed above. The overall average yield on earning assets decreased from 7.03% as of March 31, 2008 to 6.45% as of March 31, 2009, and is attributed to the previously mentioned factors.

Noninterest Income

During the first quarter of 2009, non-interest income decreased by $12,000 when compared to the same period last year. This decrease can be attributed to reduced income in the categories of gains on securities transactions and other income. Securities gains during the first quarter of 2009 decreased by $18,000 or 11.92% as compared to the prior year. Income from Securities gains is generally considered to be non-recurring and may fluctuate with market conditions. Other income for the first quarter of 2009 was $16,000 or 23.19% less than the prior year primarily resulting from reduced commissions generated through the Bank’s subsidiary, Pioneer Financial Services, LLC, in non-banking investment product activities. Service charge income increased by $22,000 or 10.91% and is attributed to normal fee increases.

Noninterest Expense

During the first quarter of 2009, non-interest expense decreased by $156,000 or 11.76% in comparison to the first quarter of 2008. The primary factor contributing to this overall decrease is reduced salary and benefit expense of approximately $85,000. The decrease in salaries and benefits is the result of management’s continuing efforts to control expense through staff reductions and decreased hourly schedules.

Financial Condition

Securities

The Company's securities portfolio is held to assist the Company in liquidity and asset liability management as well as capital appreciation. The securities portfolio generally consists of securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and ability to hold the securities to maturity. These securities are carried at amortized cost. Securities available for sale include securities that may be sold in response to general market fluctuations, general liquidity needs and other similar factors. Securities available for sale are recorded at market value. Unrealized holding gains and losses of available for sale securities are excluded from earnings and reported (net of deferred income taxes) as a separate component of shareholders' equity.

As of March 31, 2009, the net amortized cost of securities available for sale was approximately $413,000 more than the stated market value as shown in note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management continually monitors the securities in a loss position for possible impairment.

At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $1.2 million during the first quarter of 2009. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.31% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks and corporate bonds, which are purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the first quarter of 2009, net loans decreased by approximately $215,000 or 0.18%, which is primarily attributed to payoffs and loan refinance activities. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due were approximately $2.5 million at March 31, 2009 compared to $2.0 million at December 31, 2008. This represents an increase of $480,000 and is mainly attributed to certain real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2009, were $2.1 million, and were unchanged from the total of impaired loans at December 31, 2008. Management has placed approximately $1.7 million of the Bank’s impaired loans in a nonaccrual status as of March 31, 2009. This amount is also included in the nonaccrual loan totals discussed above. Impaired loans not yet placed in nonaccrual status as of March 31, 2009 were approximately $370,000. Specific allocations have been made to the allowance for loan loss account of approximately $481,000, as of March 31, 2009, to cover potential losses that may occur relating to impaired loans.

Management continually monitors past due, non-accrual, and impaired loans and takes necessary collection actions on a consistent basis to minimize losses in the portfolio. Management monitors all non-performing assets in order to promptly identify any loss allocations that should be made. Although the potential exists for additional losses, management believes the Bank is generally well secured and continues to actively work with these customers to effect payment.

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2009 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $1.7 million, at March 31, 2009, increased by approximately $51,000 from its level at December 31, 2008. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment.

Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.41% and 1.37% of total loans at March 31, 2009 and December 31, 2008, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of March 31, 2009.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of March 31, 2009 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of March 31, 2009 was $175,000 as compared to $105,000 for the first quarter of 2008. This increase of $70,000 is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of March 31, 2009 and December 31, 2008 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first quarter of 2009, the Company had purchases relating to premises, equipment or other fixed assets of approximately $83,000. These purchases were primarily related to in-house software and equipment upgrades for image processing.

The Company continually monitors technological upgrades in the banking industry, and periodically, in order to achieve higher levels of internal operational efficiency, purchases new or additional equipment relating to such technologies. Management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

Deposits

The Company's main source of funds is customer deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit. The Company’s total deposit portfolio has historically remained relatively stable; however, these balances fluctuate with normal daily activity.

During the first quarter of 2009, total deposits have increased by approximately $2.8 million or 2.16%. This increase was mainly in the categories of demand deposits and savings accounts. The Company monitors its deposits carefully on an on-going basis in order to provide for investment activities and loan funding opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2009, total borrowings were $6.8 million compared to $9.4 million at December 31, 2008. This represents a decrease of approximately $2.6 million, and resulted from scheduled loan repayments. Additional information relating to the Bank’s borrowing activities is included in Note 6 of the financial statements included in this report.

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

As of March 31, 2009 and December 31, 2008, the Company's total capital-to-asset ratios were 10.89% and 10.76%, respectively. The Company’s capital ratios exceed regulatory minimums and earnings have been sufficient to allow for dividends to be declared on a quarterly basis, historically.

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

Liquidity as of March 31, 2009 remains adequate.

Interest Rate Sensitivity

The Company historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Company also uses loan repayments and maturing investments to meet its liquidity needs. The Bank's membership in the Federal Home Loan Bank System provides additionally liquidity. The matching of long-term receivables and liabilities helps the Company reduce its sensitivity to interest rate changes.

The Company reviews its interest rate gap periodically and makes adjustments as needed.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2009.

As of March 31, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 34.66% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 33.89% at December 31, 2008. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company's interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$6,778	$119	7.02%	$8,333	$172	8.26%
Real estate	97,510	1,609	6.60%	100,224	1,759	7.02%
Installment	15,567	401	10.30%	18,848	452	9.59%
Credit card	611	30	19.64%	534	28	20.97%

Total Loans	120,466	2,159	7.17%	127,939	2,411	7.54%

Federal funds sold	2,873	2	0.28%	3,391	26	3.07%
Interest Bearing Deposits	8,546	53	2.48%	7,880	82	4.16%
Securities
Taxable	12,472	137	4.39%	9,145	128	5.60%
Nontaxable [2]	3,094	28	3.62%	2,863	9	1.26%

Total earning assets	147,451	2,379	6.45%	151,218	2,656	7.03%

Interest Expense
Demand deposits	12,989	33	1.02%	10,293	13	0.51%
Savings	15,916	44	1.11%	13,535	35	1.03%
Time deposits	75,802	671	3.54%	72,040	833	4.63%
Borrowings	7,882	63	3.20%	13,360	114	3.41%

Total Interest Bearing Liabilities	$112,589	$811	2.88%	$109,228	$995	3.64%

Net Interest Income		$1,568			$1,661

Net Interest Margin			4.25%			4.39%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2009

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans[1]	$10,685	$8,662	$58,032	$43,333	$—	$120,712
Interest bearing bank deposits	3,958	3,000	1,500	—	—	8,458
Investment securities[2]	3,500	1,021	3,210	6,761	2,035	16,527
Restricted stock	—	—	—	—	684	684
Federal funds sold	1,850	—	—	—	—	1,850

Total	19,993	12,683	62,742	50,094	2,719	148,231

Sources of Funds:
Interest bearing demand deposits	14,530	—	—	—	—	14,530
Regular savings	16,079	—	—	—	—	16,079
Certificates of deposit $100,000 and over	5,207	5,453	7,116	—	—	17,776
Other certificates of deposit	13,624	22,353	21,084	—	—	57,061
Borrowings	600	6,200	—	—	—	6,800

Total	$50,040	$34,006	$28,200	$—	$—	$112,246

Discrete Gap	$(30,047)	$(21,323)	$34,542	$50,094	$2,719	$35,985

Cumulative Gap	$(30,047)	$(51,370)	$(16,828)	$33,266	$35,985

Ratio of Cumulative
Gap To Total Earning Assets at March 31, 2009	-20.27%	-34.66%	-11.35%	22.44%	24.28%

Ratio of Cumulative
Gap To Total Earning Assets at December 31, 2008	-18.46%	-33.89%	-13.56%	21.93%	23.90%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2009.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: May 14, 2009		Thomas R. Rosazza
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer