Form 10-Q
period 2009-06-30
PIONEER BANKSHARES INC/VA
filed 2009-08-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of August 13, 2009 were 1,025,098.

PIONEER BANKSHARES, INC.

Part I – Financial Information.

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2009	December 31 2008
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,811	$2,401
Interest bearing deposits in banks	8,933	11,896
Federal funds sold	2,900	100
Securities available for sale, at fair value	15,755	15,216
Restricted securities	788	792
Loans receivable, net of allowance for loan losses of $1,835 and $1,651 respectively	124,195	119,225
Premises and equipment, net	3,720	3,790
Accrued interest receivable	691	720
Other assets	2,079	1,970

Total Assets	$161,872	$156,110

LIABILITIES

Deposits
Noninterest bearing demand	$24,574	$25,079
Interest bearing
Demand	15,377	12,377
Savings	16,343	15,866
Time deposits over $100,000	24,313	16,921
Other time deposits	53,476	58,735

Total Deposits	134,083	128,978

Accrued expenses and other liabilities	819	927
Borrowings	9,700	9,400

Total Liabilities	144,602	139,305

STOCKHOLDERS’ EQUITY
Common stock; $.50 par value, authorized 5,000,000, outstanding 1,021,714 and 1,017,170 respectively	511	509
Retained earnings	16,963	16,460
Accumulated other comprehensive loss, net	(204)	(164)

Total Stockholders’ Equity	17,270	16,805

Total Liabilities and Stockholders’ Equity	$161,872	$156,110

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008

Interest and Dividend Income:
Loans including fees	$2,161	$2,342
Interest on securities - taxable	96	158
Interest on securities - nontaxable	27	3
Interest on deposits and federal funds sold	48	117
Dividends	12	20

Total Interest and Dividend Income	2,344	2,640

Interest Expense:
Deposits	656	874
Long term debt	59	121

Total Interest Expense	715	995

Net Interest Income	1,629	1,645
Provision for loan losses	250	91

Net interest income after provision for loan losses	1,379	1,554

Noninterest Income:
Service charges and fees	246	213
Other income	56	47
Gain (loss) on securities transactions	—	(6)

Total Noninterest Income	302	254

Noninterest Expense:
Salaries and benefits	548	666
Occupancy expenses	82	87
Equipment expenses	148	166
Other expenses	461	434

Total Noninterest Expenses	1,239	1,353

Income before Income Taxes	442	455
Income Tax Expense	137	151

Net Income	$305	$304

Per Share Data
Net income, basic and diluted	$0.30	$0.30

Dividends	$0.14	$0.14

Weighted Average Shares Outstanding, Basic	1,021,644	1,013,285

Weighted Average Shares Outstanding, Diluted	1,021,644	1,013,666

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Interest and Dividend Income:
Loans including fees	$4,320	$4,753
Interest on securities - taxable	243	273
Interest on securities - nontaxable	36	5
Interest on deposits and federal funds sold	103	225
Dividends	12	37

Total Interest and Dividend Income	4,714	5,293

Interest Expense:
Deposits	1,404	1,755
Long term debt	122	235

Total Interest Expense	1,526	1,990

Net Interest Income	3,188	3,303
Provision for loan losses	425	196

Net interest income after provision for loan losses	2,763	3,107

Noninterest Income:
Service charges and fees	469	414
Other income	109	116
Gain on security transactions	133	145

Total Noninterest Income	711	675

Noninterest Expense:
Salaries and benefits	1,102	1,305
Occupancy expenses	177	179
Equipment expenses	293	341
Other expenses	837	854

Total Noninterest Expenses	2,409	2,679

Income before Income Taxes	1,065	1,103
Income Tax Expense	343	367

Net Income	$722	$736

Per Share Data
Net income, basic and diluted	$0.71	$0.73

Dividends	$0.29	$0.29

Weighted Average Shares Outstanding, Basic	1,021,115	1,013,285

Weighted Average Shares Outstanding, Diluted	1,021,115	1,013,858

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		736		736
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $111)			(187)
Reclassification adjustment for gains included in net income (net of tax effect of $49)			(96)	(283)

Total Comprehensive Income
Stock issued for compensation	1	69		70
Cash Dividends	—	(294)	—	(294)

BALANCE JUNE 30, 2008	$507	$16,316	$(319)	$16,504

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		722		722
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $28)			48
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	(40)

Total Comprehensive Income				682
Stock issued for compensation	2	77	—	79
Cash Dividends	—	(296)	—	(296)

BALANCE JUNE 30, 2009	$511	$16,963	$(204)	$17,270

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$722	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	196
Depreciation and amortization	207	253
Gain on sale of securities	(133)	(145)
Net amortization on securities	5	5
Stock issued for compensation	79	70
Net change in:
Accrued interest receivable	29	(2)
Other assets	(91)	(404)
Accrued expense and other liabilities	(108)	(153)

Net Cash Provided by Operating Activities	1,135	556

Cash Flows from Investing Activities:
Net change in federal funds sold	(2,800)	(2,900)
Net change in interest bearing deposits	2,963	(9,456)
Net change in restricted securities	4	(454)
Proceeds from maturities and sales of securities available for sale	10,944	8,891
Purchase of securities available for sale	(11,413)	(17,373)
Net decrease (increase) in loans	(5,395)	4,880
Purchase of bank premises and equipment	(137)	(164)

Net Cash Used in Investing Activities	(5,834)	(16,576)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	2,972	(426)
Time deposits	2,133	4,542
Proceeds from borrowings	3,500	12,000
Curtailments of borrowings	(3,200)	(1,900)
Dividends paid	(296)	(294)

Net Cash Provided by Financing Activities	5,109	13,922

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	410	(2,098)
Cash and Cash Equivalents, beginning of year	2,401	6,106

Cash and Cash Equivalents, End of Period	$2,811	$4,008

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,684	$2,013
Income taxes	$447	$499
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	(58)	(443)
Loan balances transferred to OREO	—	254

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the six-month period ended June 30, 2009 and June 30, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The following summarizes the stock options outstanding as of June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/08	7,200	$16.16	4.50
Options Granted	—	—
Options Exercised	800	12.75
Options Forfeited	—	—
Options outstanding, 6/30/09	6,400	$16.58	4.50
Options exercisable, 6/30/09	6,400	$16.58	4.50	$—

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2009 and December 31, 2008 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2009

Available for Sale

U.S. government and agency securities	$4,499	$15	$—	$4,514

Mortgage-backed securities	4,600	159	—	4,759

State and municipals	4,305	—	(16)	4,289

Equity securities	2,690	37	(534)	2,193

	$16,094	$211	$(550)	$15,755

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008

Available for Sale

U.S. government and agency securities	$2,496	$42	$—	$2,538

Mortgage-backed securities	9,194	239	—	9,433

State and municipals	1,115	—	(15)	1,100

Equity securities	2,693	53	(601)	2,145

	$15,498	$334	$(616)	$15,216

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of June 30, 2009, management has determined that the unrealized losses in the investment portfolio are temporary. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at June 30, 2009 and December 31, 2008, by duration of the unrealized loss are shown in the following table.

NOTE 2	INVESTMENT SECURITIES (continued):

As of June 30, 2009, there were 13 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

LOSSES

	(In Thousands)	Municipal Securities	Mortgage-Backed Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$2,924	$—	$78	$3,002
	Unrealized Losses	(16)	—	(11)	(27)

More than 12 Months	Fair Value	—	—	765	765
	Unrealized Losses	—	—	(523)	(523)

Total	Fair Value	$2,924	$—	$843	$3,767
	Unrealized Losses	(16)	—	(534)	(550)

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

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are also subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. For the second quarter of 2009, FHLB announced that it will not repurchase activity-based excess capital stock outstanding. FHLB will continue to evaluate excess capital stock repurchases on a quarterly basis going forward. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of June 30, 2009, the Bank’s investment in FHLB stock totaled $788,000. Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments have been declared for the period ending June 30, 2009. Management’s evaluation of FHLB stock as of June 30, 2009 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2009	December 31, 2008
Mortgage loans on real estate
Construction loans	$8,492	$9,447
Agricultural	3,699	4,267
Equity lines of credit	2,012	1,927
Residential 1-4 family	44,770	41,618
Second Mortgages	4,151	3,788
Multifamily	3,626	4,144
Commercial	36,947	34,022

Total real estate loans	103,697	99,213

Commercial and industrial loans	5,833	5,701
Consumer installment loans
Personal	16,221	15,665
Credit cards	628	645

Total consumer installment loans	16,849	16,310
All other loans	224	362

Gross Loans	126,603	121,586

Less unearned income on loans	(573)	(710)

Loans, less unearned discount	126,030	120,876

Less allowance for loan losses	(1,835)	(1,651)

Net Loans Receivable	$124,195	$119,225

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended June 30, 2009 and the year ending December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,651	$1,573
Provision charged to operating expenses	425	548
Recoveries of loans charged off	91	311
Loans charged off	(332)	(781)

Balance, end of period	$1,835	$1,651

The total amount of impaired loans as of June 30, 2009 were $2.2 million compared to a total of $2.1 million as of December 31, 2008. Specific valuation allowances of approximately $540,000 have been made to cover potential losses associated with these loans.

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares for the six month period ending June 30, 2009 and 2008, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,021,115	$0.71	1,013,285	$0.73

Effect of dilutive securities:
Stock Options	—		573

Diluted earnings per share	1,021,115	$0.71	1,013,858	$0.73

The weighted average number of shares for the three month period ending June 30, 2009 and 2008, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2009		Three Month Ended June 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,021,644	$0.30	1,013,285	$0.30

Effect of dilutive securities:
Stock Options	—		381

Diluted earnings per share	1,021,644	$0.30	1,013,666	$0.30

As of June 30, 2009 and 2008 there were stock options representing 6,400 and 3,200 shares respectively that were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

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

As of June 30, 2009, the total outstanding borrowings with FHLB were $9.7 million, which mature through June 30, 2010. The interest rates on these fixed-rate notes payable range from 0.41% to 3.92%. The maturities of FHLB advances as of June 30, 2009 are shown in TABLE II of this report.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2009	2008
	(In Thousands)
ATM Service Fees	$60	$49
Director Fees	60	66
FDIC Assessment	104	7
Legal Fees	50	80
Professional Fees	56	110
Supplies and Printing	78	82
Telephone Expense	47	65
Other	382	451

Total	$837	$910

NOTE 8	FAIR VALUE MEASUREMENT:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

Description		Fair Value Measurements Using
	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$15,755	$—	$15,755	$—

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. The outstanding balance of OREO was $21,000 as of June 30, 2009 and December 31, 2008.

The following table summarizes the Company’s financial assets that were measured at fair value as of June 30, 2009:

Description	Balance as of June 30, 2009	Carrying value at June 30, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans, net of allowance	$1,649	$—	$893	$756
Other Real Estate Owned	$21			$21

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

At June 30, 2009 and December 31, 2008, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

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

Estimated fair value and the carrying value of financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)

Financial Assets

Cash and due from banks	$2,811	$2,811	$2,401	$2,401

Interest bearing deposits in other banks	9,008	8,933	12,045	11,896

Federal funds sold	2,900	2,900	100	100

Securities available for sale	15,755	15,755	15,216	15,216

Loans, net	121,193	124,195	118,272	119,225

Accrued interest receivable	691	691	720	720

Financial Liabilities

Demand Deposits:

Non-interest bearing	24,574	24,574	25,079	25,079

Interest bearing	15,377	15,377	12,377	12,377

Savings deposits	16,343	16,343	15,866	15,866

Time deposits	79,546	77,789	76,848	75,656

Borrowings	9,686	9,700	9,408	9,400

Accrued interest payable	460	460	619	619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company reported net earnings of $722,000 as of June 30, 2009, as compared to $736,000 for the same period last year. Earnings per share as of June 30, 2009 were $0.71 compared to $0.73 for the first six months of 2008.

The Company had asset growth of approximately $5.8 million during the first six months of 2009. Investments in securities available for sale increased by $539,000 for the period ending June 30, 2009, as compared to total securities available for sale at December 31, 2008. Investments in interest bearing deposits decreased by $3.0 million for the first six months of 2009 and investments in Federal Funds Sold increased by approximately $2.8 million for the same period, as compared to balances as of December 31, 2008. The Company’s loan portfolio increased by approximately $5.0 million or 4.17% during the first six months of 2009, with the majority of this growth being in small to medium sized commercial and residential real estate loans. The deposit portfolio increased by $5.1 million or 3.96% during the same period, with the majority of this growth being in the category of interest bearing demand deposit accounts. The Company’s capital position as of June 30, 2009 was approximately $17.3 million, or 10.67% as a percentage of total assets.

The Company’s book value as of June 30, 2009 was $16.90 per share, as compared to a book value of $16.52 per share as of December 31, 2008. This represents an increase of 2.30%. Shareholder dividend payments for the first six months of 2009 totaled $0.29 per share, and were the same as the dividend amount paid for the first half of 2008.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2009 and December 31, 2008. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $579,000 or 10.94% during the first six months of 2009, as compared to the same period for 2008. Total interest expense decreased $464,000 or 23.32% in the first six months of 2009 compared to the same period of 2008. The decreases in interest income and interest expense resulted in a net interest income decrease of $115,000 or 3.48% for the period ending June 30, 2009 compared to the period ending June 30, 2008. This net decrease is primarily attributed to reduced interest income on loans of approximately $433,000 as compared to the same period last year. The reduced interest income on loans is attributed to the lower volume of loans outstanding, which resulted from loan refinancing activities during 2008. The average outstanding loan balances as of June 30, 2009 totaled $121.1 million, as compared to $125.5 million as of June 30, 2008. The average yield on loan balances outstanding has decreased from 7.57% as of June 30, 2008 to 7.13% as of June 30, 2009. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.94% as of June 30, 2008 to 6.36% as of June 30, 2009, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 3.53% as of June 30, 2008 to 2.72% as of June 30, 2009. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin remained relatively stable at 4.31% as of June 30, 2009 compared to 4.33% as of June 30, 2008.

Noninterest Income

During the first six months 2009, non-interest income increased by $36,000 when compared to the same period last year. This increase is primarily attributed to increased service charges and fees on deposit products and services. Securities gains during the first six months 2009 decreased by $12,000 or 8.28% as compared to the prior year. Income from Securities gains is generally considered to be non-recurring and may fluctuate with market conditions. Other income for the first six months of 2009 totaled $109,000 and was 6.03% less than the prior year.

Noninterest Expense

During the first six months of 2009, non-interest expense decreased by $270,000 or 10.08% in comparison to the first six months of 2008. The primary factor contributing to this overall decrease is reduced salary and benefit expense of approximately $203,000. The decrease in salaries and benefits is the result of management’s continuing efforts to control expense through staff reductions and decreased hourly schedules.

The Bank is subject to a quarterly statutory FDIC assessment for deposit insurance coverage and must comply with the rules, regulations, and fees established by the FDIC. Each depository institution is assigned a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. The FDIC has temporarily raised the insurance limits to $250,000 per depositor and has also established a temporary liquidity guarantee program for additional insurance coverage on non-interest bearing transaction accounts. The changes in FDIC insurance coverage are subject to additional assessment fees, which have resulted in a considerable increase in this expense category. As of June 30, 2009, the FDIC insurance assessment expense totaled $104,000 compared to $7,000 for the period ending June 30, 2008.

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

As of June 30, 2009, the net amortized cost of securities available for sale was approximately $339,000 more than the stated market value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management continually monitors the securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased by approximately $535,000 during the first six months of 2009. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 13.92% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks and corporate bonds, which are purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the first six months of 2009, net loans increased by approximately $5.0 million or 4.17%. The increase in loans was primarily in the categories of residential real estate, small business and commercial real estate loans, and other consumer installment loans. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due were approximately $2.9 million at June 30, 2009 compared to $2.0 million at December 31, 2008. This represents an increase of $900,000 and is mainly attributed to certain real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2009, were $2.2 million, and have increased by approximately $67,000 from the total of impaired loans at December 31, 2008. Management has placed approximately $2.0 million of the Bank’s impaired loans in a nonaccrual status as of June 30, 2009. This amount is also included in the nonaccrual loan totals discussed above. Impaired loans not in nonaccrual status as of June 30, 2009 were approximately $187,000. Specific allocations have been made to the allowance for loan loss account of approximately $540,000, as of June 30, 2009, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2009 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $1.8 million, at June 30, 2009, increased by approximately $184,000 from its level at December 31, 2008. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment.

Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above has contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.46% and 1.37% of total loans at June 30, 2009 and December 31, 2008, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of June 30, 2009.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of June 30, 2009 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of June 30, 2009 was $425,000 as compared to $196,000 for the first six months of 2008. This increase of $229,000 is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of June 30, 2009 and December 31, 2008 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first six months of 2009, the Company had purchases relating to premises, equipment or other fixed assets of approximately $137,000. These purchases were primarily related to in-house software and equipment upgrades for image processing.

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

During the first six months of 2009, total deposits increased by approximately $5.1 million or 3.96% with the increase being distributed among interest bearing deposits, savings accounts, and certificates of deposit accounts. The Company monitors its deposits carefully on an on-going basis in order to provide for investment activities and loan funding opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2009, total borrowings were $9.7 million compared to $9.4 million at December 31, 2008. This represents an increase of approximately $300,000, which resulted from short-term borrowings during the second quarter of 2009. Additional information relating to the Bank’s borrowing activities is included in Note 6 of the financial statements included in this report.

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

As of June 30, 2009 and December 31, 2008, the Company’s total capital-to-asset ratios were 10.67% and 10.76%, respectively. The Company’s Tier 1 risk-based capital ratio was 14.11% and the total risk-based capital ratio was 15.36% as of June 30, 2009. The Bank’s Tier 1 risk-based capital ratio was 11.53% and total risk-based capital ratio was 12.78% as of June 30, 2009. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of June 30, 2009 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of June 30, 2009 remains adequate.

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

As of June 30, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 36.44% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 33.89% at December 31, 2008. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$6,832	$231	6.76%	$8,008	$324	8.09%
Real estate	97,925	3,228	6.59%	99,777	3,487	6.99%
Installment	15,747	803	10.20%	17,224	884	10.26%
Credit Card	613	58	18.92%	539	58	21.52%
Federal funds sold	2,306	3	0.26%	3,238	41	2.53%
Interest Bearing Deposits	9,217	100	2.17%	9,631	184	3.82%
Investments
Taxable	10,284	233	4.53%	11,411	303	5.31%
Nontaxable [2]	6,259	85	2.72%	2,899	18	1.24%

Total earning assets	149,183	4,741	6.36%	152,727	5,299	6.94%

Interest Expense
Demand deposits	14,101	71	1.01%	10,407	28	0.54%
Savings	16,126	74	0.92%	14,826	78	1.05%
Time deposits	74549	1,259	3.38%	73,537	1,649	4.48%
Borrowings	7,354	122	3.32%	13,862	235	3.39%

Total Interest Bearing Liabilities	$112,130	$1,526	2.72%	$112,632	$1,990	3.53%

Net Interest Income		3,215			3,309

Net Interest Margin			4.31%			4.33%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$6,883	$112	6.51%	$7,684	$152	7.91%
Real estate	98,337	1,619	6.59%	99,330	1,728	6.96%
Installment	15,926	402	10.10%	15,600	432	11.08%
Credit card	614	28	18.24%	543	30	22.10%
Federal funds sold	1,746	1	0.23%	3,085	15	1.94%
Interest Bearing Deposits	9,882	47	1.90%	11,382	102	3.58%
Securities
Taxable	8,356	96	4.60%	13,969	175	5.01%
Nontaxable [2]	5,206	57	4.38%	2,642	9	1.36%

Total earning assets	146,950	2,362	6.43%	154,235	2,643	6.85%

Interest Expense

Demand deposits	15,200	38	1.00%	10,521	15	0.57%
Savings	16,333	30	0.73%	16,116	43	1.07%
Time deposits	73,309	588	3.21%	75,033	816	4.35%
Borrowings	6,832	59	3.45%	14,363	121	3.37%

Total Interest Bearing Liabilities	$111,674	$715	2.56%	$116,033	$995	3.43%

Net Interest Income		$1,647			$1,648

Net Interest Margin			4.48%			4.27%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2009

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$12,315	$8,890	$59,545	$45,280	$—	$126,030
Interest bearing bank deposits	3,683	3,750	1,500	—	—	8,933
Investment securities[2]	3,502	510	977	8,573	2,193	15,755
Restricted stock	—	—	—	—	788	788
Federal funds sold	2,900	—	—	—	—	2,900

Total	22,400	13,150	62,022	53,853	2,981	154,406

Sources of Funds:

Interest bearing demand deposits	15,377					15,377
Regular savings	16,343					16,343
Certificates of deposit $100,000 and over	8,319	7,979	8,015			24,313
Other certificates of deposit	5,857	28,240	19,379			53,476
Borrowings	600	9,100	—			9,700

Total	$46,496	$36,219	$27,394	$—	$—	$119,209

Discrete Gap	$(24,096)	$(32,169)	$34,628	$53,853	$2,981	$35,197

Cumulative Gap	$(24,096)	$(56,265)	$(21,637)	$32,216	$35,197

Ratio of Cumulative
Gap To Total
Earning Assets at June 30, 2009	-15.61%	-36.44%	-14.01%	20.86%	22.08%

Ratio of Cumulative
Gap To Total
Earning Assets at
December 31, 2008	-18.46%	-33.89%	-13.56%	21.93%	23.90%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

PIONEER BANKSHARES, INC.

		By:	/s/ THOMAS R. ROSAZZA
Date:	August 13, 2009		Thomas R. Rosazza
President and Chief Executive Officer

Date:	August 13, 2009	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer