Form 10-Q
period 2009-09-30
PIONEER BANKSHARES INC/VA
filed 2009-11-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of November 13, 2009 were 1,025,098.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2009	December 31 2008
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,931	$2,401
Interest bearing deposits in banks	7,997	11,896
Federal funds sold	900	100
Securities available for sale, at fair value	14,953	15,216
Restricted securities	788	792
Loans receivable, net of allowance for loan losses of $2,052 and $1,651 respectively	124,836	119,225
Premises and equipment, net	3,640	3,790
Accrued interest receivable	703	720
Other assets	2,362	1,970

Total Assets	$160,110	$156,110

LIABILITIES

Deposits
Noninterest bearing demand	$26,231	$25,079
Interest bearing
Demand	16,885	12,377
Savings	16,038	15,866
Time deposits over $100,000	21,393	16,921
Other time deposits	52,291	58,735

Total Deposits	132,838	128,978

Accrued expenses and other liabilities	1,045	927
Borrowings	8,600	9,400

Total Liabilities	142,483	139,305

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,025,098 and 1,017,170 respectively	512	509
Retained earnings	17,083	16,460
Accumulated other comprehensive income (loss), net	32	(164)

Total Stockholders’ Equity	17,627	16,805

Total Liabilities and Stockholders’ Equity	$160,110	$156,110

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
Interest and Dividend Income:
Loans including fees	$2,181	$2,300
Interest on securities - taxable	74	166
Interest on securities - nontaxable	35	8
Interest on deposits and federal funds sold	46	108
Dividends	14	20

Total Interest and Dividend Income	2,350	2,602

Interest Expense:
Deposits	616	797
Long term debt	54	107

Total Interest Expense	670	904

Net Interest Income	1,680	1,698
Provision for loan losses	285	96

Net interest income after provision for loan losses	1,395	1,602

Noninterest Income:
Service charges and fees	254	254
Other income (loss)	29	(5)

Total Noninterest Income	283	249

Noninterest Expense:
Salaries and benefits	550	660
Occupancy expenses	83	87
Equipment expenses	138	160
Other expenses	613	385

Total Noninterest Expenses	1,384	1,292

Income before Income Taxes	294	559
Income Tax Expense	81	185

Net Income	$213	$374

Per Share Data
Net income, basic and diluted	$0.21	$0.37

Dividends	$0.14	$0.14

Weighted Average Shares Outstanding, Basic and Diluted	1,024,289	1,014,594

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Interest and Dividend Income:
Loans including fees	$6,501	$7,053
Interest on securities - taxable	317	439
Interest on securities - nontaxable	71	13
Interest on deposits and federal funds sold	149	333
Dividends	26	57

Total Interest and Dividend Income	7,064	7,895

Interest Expense:
Deposits	2,020	2,552
Long term debt	176	342

Total Interest Expense	2,196	2,894

Net Interest Income	4,868	5,001
Provision for loan losses	710	292

Net interest income after provision for loan losses	4,158	4,709

Noninterest Income:
Service charges and fees	723	668
Other income	138	111
Gain on security transactions	133	145

Total Noninterest Income	994	924

Noninterest Expense:
Salaries and benefits	1,652	1,965
Occupancy expenses	260	266
Equipment expenses	431	501
Other expenses	1,450	1,239

Total Noninterest Expenses	3,793	3,971

Income before Income Taxes	1,359	1,662
Income Tax Expense	424	552

Net Income	$935	$1,110

Per Share Data
Net income, basic and diluted	$0.91	$1.09

Dividends	$0.43	$0.43

Weighted Average Shares Outstanding, Basic	1,022,185	1,014,594

Weighted Average Shares Outstanding, Diluted	1,022,185	1,014,976

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275
Comprehensive Income
Net Income		1,110		1,110
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $214)			(329)
Reclassification adjustment for gains included in net income (net of tax effect of $49)			(96)	(425)

Total Comprehensive Income				685
Stock issued for compensation	3	120	—	123
Cash Dividends	—	(436)	—	(436)

BALANCE SEPTEMBER 30, 2008	$509	$16,599	$(461)	$16,647

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		935		935
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of 160)			284
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	196

Total Comprehensive Income				1,131
Stock issued for compensation	3	128	—	131
Cash Dividends	—	(440)	—	(440)

BALANCE SEPTEMBER 30, 2009	$512	$17,083	$32	$17,627

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$935	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	710	292
Depreciation and amortization	301	370
Gain on sale of securities	(133)	(145)
Net amortization on securities	12	—
Stock issued for compensation	131	123
Net change in:
Accrued interest receivable	17	52
Other assets	(507)	(93)
Accrued expense and other liabilities	118	(215)

Net Cash Provided by Operating Activities	1,584	1,494

Cash Flows from Investing Activities:
Net change in federal funds sold	(800)	(1,700)
Net change in interest bearing deposits	3,899	(8,413)
Net change in restricted securities	4	(409)
Proceeds from maturities and sales of securities available for sale	15,407	13,325
Purchase of securities available for sale	(14,712)	(21,351)
Net decrease (increase) in loans	(6,321)	7,975
Purchase of bank premises and equipment	(151)	(184)

Net Cash Used in Investing Activities	(2,674)	(10,757)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	5,832	440
Time deposits	(1,972)	(1,244)
Proceeds from borrowings	6,500	21,501
Curtailments of borrowings	(7,300)	(12,401)
Dividends paid	(440)	(436)

Net Cash Provided by Financing Activities	2,620	7,860

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	1,530	(1,403)
Cash and Cash Equivalents, beginning of year	2,401	6,106

Cash and Cash Equivalents, End of Period	$3,931	$4,703

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$2,278	$3,055
Income taxes	$657	$654

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	311	(688)
Loan balances transferred to other real estate	475	24

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the nine month period ended September 30, 2009 and September 30, 2008. The notes included herein should be read in conjunction with the notes to financial statements included in the 2008 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Subsequent Events – In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through November 13, 2009, the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

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

The accounting standard relating to Stock Compensation requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. All outstanding shares are fully vested and all compensation expense relating to outstanding stock options under this plan have been previously recorded. There is no additional compensation expense expected to be booked relating to this plan.

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

The following summarizes the stock options outstanding as of September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/08	7,200	$16.16	4.25
Options Granted	—	—
Options Exercised	800	12.75
Options Forfeited	—	—
Options outstanding, 9/30/09	6,400	$16.58	4.25
Options exercisable, 9/30/09	6,400	$16.58	4.25	$—

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2009 and December 31, 2008 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2009

Available for Sale

U.S. government and agency securities	$3,500	$4	$—	$3,504

Mortgage-backed securities	4,137	208	—	4,345

State and municipals	4,300	131	—	4,431

Equity securities	2,987	83	(397)	2,673

	$14,924	$426	$(397)	$14,953

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008

Available for Sale

U.S. government and agency securities	$2,496	$42	$—	$2,538

Mortgage-backed securities	9,194	239	—	9,433

State and municipals	1,115	—	(15)	1,100

Equity securities	2,693	53	(601)	2,145

	$15,498	$334	$(616)	$15,216

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of September 30, 2009, management has determined that the unrealized losses in the investment portfolio are temporary. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities before such time that they recover in value. Management will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at September 30, 2009 and December 31, 2008, by duration of the unrealized loss are shown in the following table.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 INVESTMENT SECURITIES (continued):

As of September 30, 2009, there were 7 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

Gross Unrealized Losses	(In Thousands)	Equity Securities	Total
Less than 12 Months	Fair Value	$—	$—
	Unrealized Losses	—	—

More than 12 Months	Fair Value	969	969
	Unrealized Losses	(397)	(397)

Total	Fair Value	$969	$969
	Unrealized Losses	(397)	(397)

As of December 31, 2008, there were 10 securities in the portfolio that had unrealized losses, which were considered to be temporary. The schedule of unrealized losses on these securities is as follows:

Gross Unrealized Losses		Municipal Securities	Equity Securities	Total
Less than 12 Months	Fair Value	$884	$398	$1,282
	Unrealized Losses	(15)	(284)	(299)

More than 12 Months	Fair Value	—	366	366
	Unrealized Losses	—	(317)	(317)

Total	Fair Value	884	764	1,648
	Unrealized Losses	$(15)	$(601)	$(616)

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are also subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. For the third quarter of 2009, FHLB announced that it will not repurchase activity-based excess capital stock outstanding. FHLB will continue to evaluate excess capital stock repurchases on a quarterly basis going forward. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of September 30, 2009, the Bank’s investment in FHLB stock totaled $712,000. Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments were declared for the period ending June 30, 2009 and September 30, 2009. Management’s evaluation of FHLB stock as of September 30, 2009 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2009	December 31, 2008
Mortgage loans on real estate
Construction loans	$7,690	$9,447
Agricultural	3,566	4,267
Equity lines of credit	1,729	1,927
Residential 1-4 family	46,580	41,618
Second Mortgages	4,125	3,788
Multifamily	3,603	4,144
Commercial	36,586	34,022

Total real estate loans	103,879	99,213

Commercial and industrial loans	6,667	5,701
Consumer installment loans
Personal	16,006	15,665
Credit cards	604	645

Total consumer installment loans	16,610	16,310
All other loans	230	362

Gross Loans	127,386	121,586

Less unearned income on loans	(498)	(710)

Loans, less unearned discount	126,888	120,876

Less allowance for loan losses	(2,052)	(1,651)

Net Loans Receivable	$124,836	$119,225

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended September 30, 2009 and the year ending December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In Thousands)
Balance, beginning of period	$1,651	$1,573
Provision charged to operating expenses	710	548
Recoveries of loans charged off	162	311
Loans charged off	(471)	(781)

Balance, end of period	$2,052	$1,651

The total amount of impaired loans was $2.0 million as of September 30, 2009 and December 31, 2008. Specific valuation allowances of approximately $695,000 have been made to cover potential losses associated with these loans.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the nine month period ending September 30, 2009 and 2008, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,022,185	$0.91	1,014,594	$1.09

Effect of dilutive securities:
Stock Options	—		382

Diluted earnings per share	1,022,185	$0.91	1,014,976	$1.09

The weighted average number of shares for the three month period ending September 30, 2009 and 2008, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2009		Three Month Ended September 30, 2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,024,289	$0.21	1,014,594	$0.37

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,024,289	$0.21	1,014,594	$0.37

Stock options representing 6,400 and 7,200 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of September 30, 2009 and 2008, respectively.

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

As of September 30, 2009, the total outstanding borrowings with FHLB were $8.6 million, which mature through June 30, 2010. The interest rates on these fixed-rate notes payable range from 0.38% to 3.92%. The maturities of FHLB advances as of September 30, 2009 are shown in TABLE II of this report.

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
ATM Service Fees	$94	$82
Director Fees	92	96
FDIC Assessment	279	13
Legal Fees	80	90
Professional Fees	103	153
Supplies and Printing	111	101
Telephone Expense	78	106
Sales & Franchise Taxes	89	66
Other	524	532

Total	$1,450	$1,239

NOTE 8 FAIR VALUE MEASUREMENT:

The accounting standard relating to Fair Value Measurements and Disclosure requirements provides guidance for fair value recording of certain assets and liabilities and clarifies that fair value of those certain assets and liabilities is determined at an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This accounting standard further clarifies the application of Fair Value Measurements in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The Fair Value Measurement accounting standard specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Description	Balance as of September 30, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$14,953	$—	$14,953	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Impaired loans

The Fair Value Measurement accounting standard also applies to loans measured for impairment including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell.

The following table summarizes the Company’s financial assets that were measured at fair value as of September 30, 2009:

Description	Balance as of September 30, 2009	Carrying value at September 30, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans, Net of allowance	$1,269	$—	$475	$794
Other Real Estate Owned	$475		$475	$—

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of a financial instrument is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market; significant estimates, assumptions and present value calculations are required to determine estimated fair value.

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

At September 30, 2009 and December 31, 2008, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

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

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated fair value and the carrying value of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(In Thousands)
Financial Assets

Cash and due from banks	$3,931	$3,931	$2,401	$2,401

Interest bearing deposits in other banks	8,060	7,997	12,045	11,896

Federal funds sold	900	900	100	100

Securities available for sale	14,953	14,953	15,216	15,216

Loans, net	125,637	124,836	118,272	119,225

Accrued interest receivable	703	703	720	720

Financial Liabilities

Demand Deposits:

Non-interest bearing	26,231	26,231	25,079	25,079

Interest bearing	16,885	16,885	12,377	12,377

Savings deposits	16,038	16,038	15,866	15,866

Time deposits	75,689	73,684	76,848	75,656

Borrowings	8,613	8,600	9,408	9,400

Accrued interest payable	536	536	619	619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The Company reported net earnings of $935,000 for the nine month period ending September 30, 2009, as compared to $1.1 million for the same period last year. The decrease in earnings of approximately $175,000 is primarily attributed to additional FDIC insurance premiums and provision allocations that have been made for potential loan losses.

The Company had asset growth of approximately $4.0 million during the nine month period ended September 30, 2009. Investments in securities available for sale decreased by $263,000 for the period ending September 30, 2009, as compared to total securities available for sale at December 31, 2008. Investments in interest bearing deposits decreased by $3.9 million for the nine month period ending September 30, 2009 and investments in Federal Funds Sold increased by approximately $800,000 for the same period, as compared to balances as of December 31, 2008.

The Company’s loan portfolio increased by approximately $5.6 million or 4.71% during the nine month period ending September 30, 2009, with the majority of this growth being in small to medium sized commercial and residential real estate loans. The deposit portfolio increased by $3.9 million or 2.99% during the same period, with the majority of this growth being in the category of interest bearing demand deposit accounts. The Company’s capital position as of September 30, 2009 is approximately $17.6 million, or 11.01% as a percentage of total assets. The Company and its subsidiary, Pioneer Bank, continue to maintain capital ratios that meet and exceed regulatory requirements to be considered a well capitalized institution.

The Company’s book value as of September 30, 2009 was $17.20 per share, as compared to a book value of $16.52 per share as of December 31, 2008. This represents an increase of 4.12%. Shareholder dividend payments for the nine month period ending September 30, 2009 totaled $0.43 per share, and were the same as the dividend amount paid for the same period of 2008. Earnings per share as of September 30, 2009 were $0.91 compared to $1.09 for the same period last year.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic accounting standards: 1) Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable, and 2) Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill

Goodwill is evaluated on an annual basis for impairments in value and adjusted accordingly. The accounting standards for Business Combinations, Goodwill and Other Intangible Assets require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, it further clarifies the criteria for the initial recognition and measurement of intangible assets separate from goodwill. The provisions of these accounting standards discontinued the amortization of goodwill and intangible assets with indefinite lives. Instead, these assets are subject to an annual impairment review, which must be performed at least annually or more frequently if certain impairment indicators are in evidence. The accounting standards relating to Goodwill also require that reporting units be identified for the purpose of assessing potential future impairments.

Goodwill is included in other assets and totaled $360,000 at September 30, 2009 and December 31, 2008. Goodwill is no longer amortized, but instead is tested for impairment at least annually. The impairment testing for 2009 has been performed and management has concluded from this testing that there is no impairment to Goodwill at this time.

Results of Operations

Net Interest Income

Total interest income decreased $831,000 or 10.53% during the nine month period ending September 30, 2009, as compared to the same period for 2008. Total interest expense decreased $698,000 or 24.12% during the nine month period ending September 30, 2009, as compared to the same period of 2008. The decreases in interest income and interest expense resulted in a net interest income decrease of $133,000 or 2.66% for the period ending September 30, 2009 compared to the period ending September 30, 2008. This net decrease is primarily attributed to reduced interest income on loans of approximately $552,000 as compared to the same period last year. The reduced interest income on loans is primarily attributed to lower interest rates and refinancing activities. The average outstanding loan balances as of September 30, 2009 totaled $123.0 million, as compared to $123.5 million as of September 30, 2008. The average yield on loan balances outstanding has decreased from 7.62% as of September 30, 2008 to 7.04% as of September 30, 2009. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.93% as of September 30, 2008 to 6.40% as of September 30, 2009, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 3.42% as of September 30, 2008 to 2.64% as of September 30, 2009. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin increased to 4.42% as of September 30, 2009 compared to 4.40% as of September 30, 2008.

Noninterest Income

During the nine month period ending September 30, 2009, non-interest income increased by $70,000 when compared to the same period last year. This increase is primarily attributed to increased service charges and fees on deposit products and services. Securities gains during the nine month period ending September 30, 2009 decreased by $12,000 or 8.28% as compared to the prior year. Income from Securities gains is generally considered to be non-recurring and may fluctuate with market conditions. Other income for the nine month period ending September 30, 2009 totaled $138,000 compared to $111,000 for the same period last year. This represents an increase of 24.32% over the prior year. The increase in other income is primarily attributed to gains on the sale of other real estate during 2009 as compared to other real estate losses incurred during 2008.

Noninterest Expense

During the nine month period ending September 30, 2009, non-interest expense decreased by $178,000 or 4.48% in comparison to the same period last year. The primary factor contributing to this overall decrease is reduced salary and benefit expense of approximately $313,000. The decrease in salaries and benefits is the result of management’s continuing efforts to control expense through staff reductions and decreased hourly schedules.

The Bank is subject to a quarterly statutory FDIC assessment for deposit insurance coverage and must comply with the rules, regulations, and fees established by the FDIC. Each depository institution is assigned a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. The FDIC has temporarily raised the insurance limits to $250,000 per depositor and has also established a temporary liquidity guarantee program for additional insurance coverage on non-interest bearing transaction accounts. The changes in FDIC insurance coverage are subject to additional assessment fees, which have resulted in a considerable increase in this expense category. As of September 30, 2009, the FDIC insurance assessment expense totaled $279,000 compared to $13,000 for the period ending September 30, 2008. The FDIC fees as of September 30, 2009 included the regular quarterly assessment fees year-to-date, as well as an additional special assessment of approximately $73,000.

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

As of September 30, 2009, the net amortized cost of securities available for sale was approximately $29,000 less than the stated market value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value. Management continually monitors securities in a loss position for possible impairment.

At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by approximately $267,000 during the nine month period ending September 30, 2009. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 17.88% (based on market value) are invested in equities, some of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks and corporate bonds, which are purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the nine month period ending September 30, 2009, net loans increased by approximately $5.6 million or 4.71%. The increase in loan volume was primarily in the categories of residential real estate, small business and commercial real estate loans, and other consumer installment loans. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due were approximately $2.5 million at September 30, 2009 compared to $2.0 million at December 31, 2008. This represents an increase of approximately $500,000 and is mainly attributed to certain real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2009, was $2.0 million, and has decreased by approximately $159,000 from the total of impaired loans at December 31, 2008. Management has placed approximately $1.4 million of the Bank’s impaired loans in a nonaccrual status as of September 30, 2009. This amount is also included in the nonaccrual loan totals discussed above. Impaired loans not in nonaccrual status as of September 30, 2009 were approximately $589,000. Specific allocations have been made to the allowance for loan loss account of approximately $695,000, as of September 30, 2009, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2009 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.1 million, at September 30, 2009, increased by approximately $401,000 from its level at December 31, 2008. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment.

Management has made additional allocations based on the declining economic trends, concentrations of credit, and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above has contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.62% and 1.37% of total loans at September 30, 2009 and December 31, 2008, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of September 30, 2009.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of September 30, 2009 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of September 30, 2009 was $710,000 as compared to $292,000 for the same period last year. This increase of $418,000 is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of September 30, 2009 and December 31, 2008 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the nine month period ending September 30, 2009, the Company had purchases relating to premises, equipment or other fixed assets of approximately $151,000. These purchases were primarily related to in-house software and equipment upgrades for image processing.

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

During the nine month period ending September 30, 2009, total deposits increased by approximately $3.9 million or 2.99% with the increases being primarily distributed among noninterest bearing and interest bearing deposits accounts. The Company monitors its deposits carefully on an on-going basis in order to provide for investment activities and loan funding opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank (the “FHLB”) of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2009, total borrowings were $8.6 million compared to $9.4 million at December 31, 2008. This represents a decrease of approximately $800,000, which is the net result of scheduled pay-downs and periodic short-term borrowings made during 2009. Additional information relating to the Bank’s borrowing activities is included in Note 6 of the financial statements included in this report.

Capital

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to its size, composition, quality of assets and liability levels, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level to support asset growth, shareholder dividends, and ongoing operational needs.

As of September 30, 2009 and December 31, 2008, the Company’s total capital-to-asset ratios were 11.01% and 10.76%, respectively. The Company’s Tier 1 risk-based capital ratio was 14.38% and the total risk-based capital ratio was 15.63% as of September 30, 2009. The Bank’s Tier 1 risk-based capital ratio was 11.62% and total risk-based capital ratio was 12.87% as of September 30, 2009. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of September 30, 2009 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of September 30, 2009 remains adequate.

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

As of September 30, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 42.02% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 33.89% at December 31, 2008. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$6,931	$353	6.79%	$7,828	$477	8.12%
Real estate	99,686	4,853	6.49%	98,584	5,183	7.01%
Installment	15,817	1,206	10.17%	16,519	1,316	10.62%
Credit Card	615	89	19.30%	545	77	18.84%
Federal funds sold	2,479	5	0.27%	3,436	59	2.29%
Interest Bearing
Deposits	8,714	144	2.20%	9,953	274	3.67%
Investments
Taxable	9,287	310	4.45%	12,343	486	5.25%
Nontaxable [2]	4,833	156	4.30%	2,903	37	1.70%

Total earning assets	148,362	7,116	6.40%	152,111	7,909	6.93%

Interest Expense
Demand deposits	12,677	118	1.24%	10,854	55	0.68%
Savings	16,133	99	0.82%	15,518	129	1.11%
Time deposits	74,998	1,803	3.21%	72,982	2,368	4.33%
Borrowings	7,038	176	3.33%	13,432	342	3.39%

Total Interest Bearing Liabilities	$110,846	$2,196	2.64%	$112,786	$2,894	3.42%

Net Interest Income [1]		4,920			5,015

Net Interest Margin			4.42%			4.40%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,126	$122	6.85%	$7,469	$153	8.19%
Real estate	103,151	1,625	6.30%	96,222	1,696	7.05%
Installment	15,953	403	10.10%	15,128	432	11.42%
Credit card	622	31	19.94%	558	19	13.62%
Federal funds sold	2,817	2	0.28%	3,827	18	1.88%
Interest Bearing
Deposits	7,725	44	2.28%	10,589	90	3.40%
Securities
Taxable	6,891	77	4.47%	14,063	183	5.21%
Nontaxable [2]	6,367	71	4.46%	3,036	19	2.50%

Total earning assets	150,652	2,375	6.31%	150,892	2,610	6.92%

Interest Expense
Demand deposits	16,589	47	1.13%	11,738	27	0.92%
Savings	16,146	25	0.62%	16,887	51	1.21%
Time deposits	75,881	544	2.87%	71,886	719	4.00%
Borrowings	6,416	54	3.37%	12,584	107	3.40%

Total Interest Bearing Liabilities	$115,032	$670	2.33%	$113,095	$904	3.20%

Net Interest Income [1]		$1,705			$1,706

Net Interest Margin			4.53%			4.52%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2009

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$7,273	$9,598	$63,398	$46,619	$—	$126,888
Interest bearing bank deposits	2,497	4,000	1,500	—	—	7,997
Investment securities[2]	3,504	—	1,012	7,764	2,673	14,953
Restricted stock	—	—	—	—	788	788
Federal funds sold	900	—	—	—	—	900

Total	14,174	13,598	65,910	54,383	3,461	151,526

Sources of Funds:

Interest bearing demand deposits	16,885	—	—	—	—	16,885
Regular savings	16,038	—	—	—	—	16,038
Certificates of deposit $100,000 and over	5,182	9,428	6,783	—	—	21,393
Other certificates of deposit	5,965	29,343	16,983	—	—	52,291
Borrowings	600	8,000	—	—	—	8,600

Total	$44,670	$46,771	$23,766	$—	$—	$115,207

Discrete Gap	$(30,496)	$(33,173)	$42,144	$54,383	$3,461	$36,319

Cumulative Gap	$(30,496)	$(63,669)	$(21,525)	$32,858	$36,319

Ratio of Cumulative Gap To Total Earning Assets at September 30, 2009	-20.13%	-42.02%	-14.21%	21.68%	23.97%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2008	-18.46%	-33.89%	-13.56%	21.93%	23.90%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIONEER BANKSHARES, INC.

Date: November 13, 2009	By:	/S/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: November 13, 2009	By:	/S/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer