Form 10-K
period 2009-12-31
PIONEER BANKSHARES INC/VA
filed 2010-03-29
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $15.00 per share as of June 30, 2009 was $13,337,970. The number of shares outstanding of the registrant’s common stock is 1,029,466 as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2009 and 2008. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

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

Employees

As of December 31, 2009, the Company had 49 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered to be good.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2009.

Deposit Insurance

The Bank’s deposits are generally insured by the FDIC for a maximum of $100,000 per depositor. However, in the fourth quarter of 2008, the FDIC insurance limits were raised to $250,000 per depositor. This increase in FDIC coverage will remain in effect through December 31, 2013. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. The FDIC has recently required all financial institutions to prepay deposit insurance premiums through the December 2012. The total prepaid FDIC premium paid by the bank under this arrangement was approximately $779,000, which included the quarterly assessment for December 2009, and all of 2010, 2011, and 2012.

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

SEC Filings

A copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, excluding exhibits, as filed with the Securities and Exchange Commission can be obtained without charge by writing to Pioneer Bankshares, Inc., Attn: Thomas R. Rosazza, President and Chief Executive Officer, at 263 East Main Street, P.O. Box 10, Stanley, Virginia 22851. This information may also be accessed, without charge, by visiting the SEC’s Electronic Data Gathering and Retrieval Service EDGAR website at www.sec.gov.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company trades on the OTC Bulletin Board under the symbol “PNBI.OB” and transactions generally involve a small number of shares. The Bank’s transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford Drive, Cranford, New Jersey, 07016-3572. The following table shows actual trade prices (without commissions) as reported by Scott & Stringfellow, Inc. Other transactions may have occurred which were not included in the table.

COMMON STOCK TRADE PRICES

2009	High	Low
First Quarter	$17.00	$13.10
Second Quarter	15.00	13.75
Third Quarter	15.50	14.10
Fourth Quarter	16.05	15.30

2008	High	Low
First Quarter	$27.00	$24.00
Second Quarter	28.10	19.05
Third Quarter	24.00	17.50
Fourth Quarter	20.00	17.75

There were 1,029,466 and 1,017,170 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2009 and 2008, respectively. There were 538 and 522 shareholders of record as of December 31, 2009 and 2008, respectively.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount
3/12/09	3/20/09	3/31/09	$.15
6/11/09	6/22/09	6/30/09	.14
9/10/09	9/21/09	9/30/09	.14
12/10/09	12/21/09	12/30/09	.14

Total for 2009			$.57

3/13/08	3/21/08	3/31/08	$.15
6/12/08	6/20/08	6/30/08	.14
9/08/08	9/18/08	9/29/08	.14
12/11/08	12/18/08	12/30/08	.14

Total for 2008			$.57

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

Stock Repurchases

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There were no repurchase transactions during 2009.

Item 6.	Selected Financial Data.

The following is selected financial data for the Company for the years ending December 31, 2009 and 2008. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2009	2008
Results of Operations

Interest and dividend income	$9,468	$10,399
Interest expense	2,800	3,756

Net interest income	6,668	6,643
Provision for loan losses	1,260	548

Net interest income after provision for loan losses	5,408	6,095
Noninterest income	1,241	511
Noninterest expense	4,869	4,990

Income before income taxes	1,780	1,616
Income tax expense	552	505

Net Income	$1,228	$1,111

Financial Condition

Assets	$159,903	$156,110
Deposits	132,014	128,978
Loans, Net of allowance	124,660	119,225
Stockholders’ Equity	17,916	16,805

Per Share Data

Net income per share, basic and diluted	$1.20	$1.09
Dividends per share	.57	.57
Book value per share	17.40	16.52

Performance Ratios

Return on average assets [1]	0.78%	0.67%
Return on average equity [1]	7.05%	6.45%
Dividend payout ratio	47.49%	52.12%
Average equity to average assets [1]	11.13%	10.42%

[1]	Ratios are based primarily on daily average balances

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2009 and 2008, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: 1) Accounting for Contingencies, which requires that losses be accrued when they are probable and can be estimated and 2) Accounting for Impairment of a Loan, which requires that estimated losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2009 and 2008. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. No impairment charges were recognized for the 2009 and 2008 reporting periods.

Financial Overview

The Company had total asset growth during 2009 of approximately $3.8 million. This asset growth is primarily attributed to moderate loan growth throughout the year. The loan portfolio increased by $5.4 million or 4.56% during 2009. The increase in the loan portfolio was mainly in the residential and commercial real estate. Interest bearing deposits in other banks decreased by $5.2 million or 43.48%, as these funds were used as a source of funds for loan growth. Other assets increased by $1.8 million or 90.56%, with the FDIC prepayment requirement being the largest contributor to this change.

The deposit portfolio grew by $3.0 million or 2.35% during 2009, with the majority of this growth being in demand deposits. Outstanding borrowings decreased by $900,000 or 9.57% during 2009. The Company’s capital position at December 31, 2009 was $17.9 million, or 11.20% as a percentage of total assets.

The Company’s net earnings were $1.2 million for the year ended December 31, 2009, compared to $1.1 million for 2008. This represents an increase of approximately $117,000 or 10.53%. The increase in net income is primarily attributed to gains on the sale of investment securities, as compared to losses in the prior year. Additionally, salary expense decreased as a result of reduced staffing during the year. Earnings per share were $1.20 for the year ended December 31, 2009, compared to $1.09 for 2008.

The Company’s book value as of December 31, 2009 was $17.40 per share, as compared to a book value of $16.52 per share as of December 31, 2008. This represents an increase of 5.33%. Additionally, dividend payments per share for 2009 remained the same as the prior year.

Results of Operations

Net Interest Income

Net interest income increased $25,000 or 0.38% in 2009. The increase in net interest income for 2009 is primarily attributed to the decline in market interest rates, which have reduced the interest expense on deposits and borrowings during the year. Interest expense on deposits and borrowings decreased by $956,000 or 25.45%, while total interest income on loans and investments decreased by $931,000 or 8.95%.

Interest income on securities available for sale decreased by $134,000 or 21.65% in 2009 compared to an increase in the prior year of $166,000 or 36.64%. The average yields on securities decreased from 4.77% in 2008 to 4.51% in 2009. The decrease in average yield on securities is attributed to reinvestment activities during the year at lower market rates. Management makes every effort to maintain a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $187,000 in 2009, compared to $418,000 in 2008. This decrease is primarily attributed to the decline in market interest rates.

The net interest margin on earning assets on a tax equivalent basis increased from 4.41% in 2008 to 4.54% in 2009, as a result of the reduced deposit expense related to lower market rates.

Interest expense on borrowings decreased by $213,000 or 48.85%, with the average rates paid on borrowings being 3.25% in 2009, compared to 3.42% in 2008.

Yields on total loans decreased from 7.57% in 2008 to 7.04% in 2009. The yield on commercial and agricultural loans decreased from 7.96% in 2008 to 6.48% in 2009. Commercial and residential real estate loan yields have decreased from 6.97% in 2008 to 6.53% in 2009. Installment loan yields have decreased from 10.57% in 2008 to 10.12% in 2009.

Table I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In Thousands )

	2009			2008
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans: [1]
Commercial	$7,050	$457	6.48%	$7,630	$607	7.96%
Real estate	100,616	6,567	6.53%	98,087	6,834	6.97%
Installment	15,774	1,597	10.12%	16,246	1,717	10.57%
Credit card	619	117	18.90%	557	118	21.18%

Total Loans	124,059	8,738	7.04%	122,520	9,276	7.57%
Federal funds sold	2,507	6	0.24%	3,535	66	1.87%
Interest bearing deposits	8,225	181	2.20%	9,925	352	3.55%
Securities
Taxable	8,519	374	4.39%	12,352	651	5.27%
Nontaxable[2]	5,335	251	4.70%	2,972	80	2.69%

Total Earning Assets	148,645	9,550	6.42%	151,304	10,425	6.89%

Allowance for loan losses	(1,860)			(1,582)
Nonearning assets	9,813			10,594

Total Assets	$156,598			$160,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand deposits	$15,494	$158	1.02%	$11,122	$83	0.75%
Savings	16,070	116	0.72%	15,689	180	1.15%
Time deposits	74,305	2,303	3.10%	73,079	3,057	4.18%

Total Interest Bearing Deposits	105,869	2,577	2.43%	99,890	3,320	3.32%
Borrowings	6,870	223	3.25%	12,763	436	3.42%

Total Interest Bearing Liabilities	112,739	2,800	2.48%	112,653	3,756	3.33%

Noninterest bearing deposits	25,776			29,471
Other liabilities	657			966

Total Liabilities	139,172			143,090

Stockholders’ equity	17,426			17,226

Total Liabilities and Stockholders’ Equity	$156,598			$160,316

Net Interest Earnings		$6,750			$6,669

Net Yield on Interest Earning Assets			4.54%			4.41%

[1]	Nonaccrual loans are included in computing the average balance.
[2]

An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was approximately $82,000 for 2009 and $25,000 for 2008.

Table II

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(Dollars in thousands)

	2009 Compared to 2008 Increase (Decrease)			2008 Compared to 2007 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$(46)	$(104)	$(150)	$(80)	$(70)	$(150)
Real estate	176	(443)	(267)	(155)	(136)	(291)
Installment	(50)	(70)	(120)	58	(117)	(59)
Credit Card	13	(14)	(1)	—	(1)	(1)

Total Loans	93	(631)	(538)	(177)	(324)	(501)

Federal funds sold	(19)	(41)	(60)	3	(107)	(104)

Interest bearing deposits in banks	(60)	(111)	(171)	274	(147)	127

Investments
Taxable	(202)	(75)	(277)	153	(29)	124
Nontaxable	64	107	171	12	(26)	(14)

Total Securities	(138)	32	(106)	165	(55)	110

Total Earning Assets	$(124)	$(751)	$(875)	$265	$(633)	$(368)

Interest Expense
Demand deposits	$33	$42	$75	$—	$30	$30
Savings	4	(68)	(64)	26	20	46
Time deposits	51	(805)	(754)	(15)	(293)	(308)

Total Deposits	88	(831)	(743)	11	(243)	(232)

Borrowings	(201)	(12)	(213)	118	(38)	80

Total Liabilities	(113)	(843)	(956)	129	(281)	(152)

Net Interest Earnings	$(11)	$92	$81	$136	$(352)	$(216)

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Non-interest Income and Expense

Non-interest income increased from $511,000 in 2008 to $1.2 million in 2009. This represents an increase of $730,000 and is primarily attributed gains on the sale of investment securities in 2009 of $95,000, as compared to losses on the sale of investment securities in 2008 of $553,000.

Service charge income increased by $57,000 or 6.22%. when compared to the prior year, and was the result of scheduled fee increases relating to minimum deposit requirements, overdraft fees, paper statement fees and other services.

Non-interest expense decreased by $121,000 or 2.42% from 2008 to 2009. Salaries and benefits decreased by $316,000 or 13.04% in 2009 compared to 2008. The decrease in salaries and benefits is the result of management’s efforts to control expense through staff reductions and decreased hourly schedules. Equipment expenses decreased by $94,000 or 14.33% in 2009 compared to 2008 as a result of normal depreciation fluctuations. Other expenses increased by $311,000 from 2008 to 2009, which is the net result of increases and decreases in various operating costs.

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

Securities

Securities as of December 31, 2009 totaled $13.8 million, which is a 13.87% decrease compared to the December 31, 2008 balance of $16.0 million. This decrease is the result of calls and maturities that occurred within the portfolio and management’s utilization of available funding to support loan growth and operational cash flow.

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

At December 31, 2009, the Company had investments in equity securities consisting primarily of common and preferred stocks and corporate bonds with a cost of $2.8 million and an estimated market value of $2.6 million. The equity securities generally include common stocks and corporate bonds, which are purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

The Bank’s total investment portfolio at December 31, 2009 has a cost of $12.9 million and an estimated fair market value of $13.0 million. These investments include U.S. government and agency securities, state and municipal securities, and fixed mortgaged-backed securities.

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis as of December 31, 2009 and December 31, 2008:

(In Thousands)	2009 Book Value	Weighted Average Yield	2008 Book Value	Weighted Average Yield

Securities available for sale

Maturing within one year	$2,000	0.01%	$997	5.23%
Maturing after one year But within five years	1,398	4.36%	1,714	5.81%
Maturing after five years But within ten years	1,760	4.58%	900	4.63%
Maturing after 10 years	4,914	5.24%	9,194	5.24%
Equity Securities	2,786		2,693

Total securities available for sale	$12,858	3.97%	$15,498	5.27%

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

Loan Portfolio

Total net loans increased during 2009 from $119.2 million at December 31, 2008 to $124.7 million at December 31, 2009. This is an increase of $5.4 million or 4.56%. The increase in the loan portfolio was mainly in the categories of residential mortgages, commercial real estate and small business loans, as well as personal installment loans.

Loans are stated at their face amount, net of unearned discount, and are shown in the following schedule:

	December 31, 2009	December 31, 2008
	(In Thousands)
Mortgage loans on real estate:
Construction loans	$7,826	$9,447
Agricultural	3,806	4,267
Equity lines of credit	1,788	1,927
Residential 1-4 family	47,400	41,618
Second mortgages 1 - 4 family	3,998	3,788
Multifamily	3,571	4,144
Commercial	35,641	34,022

Total real estate loans	104,030	99,213
Commercial and agricultural loans	6,426	5,701
Consumer installment loans:
Personal	15,669	15,665
Credit cards	681	645

Total consumer installment loans	16,350	16,310
All other loans	253	362

Gross Loans	127,059	121,586
Less unearned discount on loans	(454)	(710)

Loans, less unearned discount	126,605	120,876
Less allowance for loan losses	(1,945)	(1,651)

Net Loans Receivable	$124,660	$119,225

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The Bank’s residential real estate loans, including equity lines of credit and second mortgages totaled $53.2 million as of December 31, 2009. This represents an increase of approximately $5.8 million in the residential loan portfolio over the previous year. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The Bank’s commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $50.8 million as of December 31, 2009. This represents a decrease of approximately $1.0 million in the commercial real estate portfolio when compared to the prior year. The decrease in commercial real estate loans is related to refinancing activities in the current economic downturn. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to moderate.

A schedule of remaining maturities of selected loan categories as of December 31, 2009 is as follows:

	At December 31, 2009
	(In Thousands)
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial and Agricultural	$2,808	$2,864	$754	$6,426
Real estate construction	3,345	3,310	1,171	7,826

Total Maturities of Selected Loans	$6,153	$6,174	$1,925	$14.252

For maturities over one year:
Fixed rates	$7,740
Variable rates	359

$8,099

At December 31, 2009 construction loans were 6.28% percent of total net loans and commercial and agricultural loans were 5.15% of total net loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2009 and December 31, 2008:

	2009	2008
	(In Thousands)
Non-accrual Loans	$1,373	$1,466
Loans Past Due 90 days or more	253	539

Total non-performing assets	$1,626	$2,005

Allowance for loan losses to total loans	1.54%	1.37%

Non-performing Assets to total loans	1.30%	1.68%

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

Restructured loans are those on which the original interest rate or repayment terms have been modified specifically due to the borrower’s financial hardship. The total amount of loans classified as restructured as of December 31, 2009 was approximately $777,000 and consist primarily of residential mortgage loans. The reduced interest rates on these accounts, although modified, remain at or above current market pricing.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. Impaired loans not included in the non-accrual totals with specific allocations as of December 31, 2009 totaled approximately $1.3 million compared to $697,000 for the prior year. Impaired loans and other potential problem loans are monitored closely on an on-going basis and allocations are made in accordance with the Company’s allowance for loan loss calculations. Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for potential losses as they are identified.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2009 and December 31, 2008:

	2009	2008
	(In Thousands)
Beginning balance	$1,651	$1,573
Provision charged to expense	1,260	548

Loan losses:
Commercial	131	98
Installment	377	319
Real estate	641	354
Credit card	11	10

Total Loan Losses	1,160	781

Recoveries:
Commercial	40	6
Installment	154	138
Real estate	—	167
Credit card	—	—
Total Loan Recoveries	194	311

Net Loan Losses	966	470

Balance at End of Period	$1,945	$1,651

Net Loan Losses as a Percent of Average loans	0.78%	0.38%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
	(In Thousands)
Analysis of Ending Balance

Commercial	$452	23.24%	5.68%	$324	19.63%	6.23%
Real estate	804	41.34%	81.10%	598	36.22%	80.06%
Installment	662	34.03%	12.72%	704	42.64%	13.26%
Credit card	27	1.39%	0.50%	25	1.51%	0.45%

Total	$1,945	100.00%	100.00%	$1,651	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.54%			1.37%

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

The allowance for loan loss balance of $1.945 million at December 31, 2009, increased by approximately $294,000 from its level at December 31, 2008. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans and an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made additional allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The cumulative balance in the allowance for loan loss account was equal to 1.54% and 1.37% of total loans at December 31, 2009 and December 31, 2008, respectively. The increase in the percentage of allowance to total loans is considered to be directionally consistent with trends in the portfolio.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of December 31, 2009 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Loan charge offs for 2009 increased by $379,000 compared to the prior year, and loan loss recoveries decreased by $117,000. This resulted in an overall increase of $496,000 in net loan charge offs for the period ending December 31, 2009 as compared to December 31, 2008. The increase in charge offs is primarily related to losses incurred on specific commercial and residential real estate loans, in which the borrower’s financial condition has been impacted by the downturn in economic factors. Additionally, the values of these properties were impacted by the downturn in the housing market.

The provision expense related to the allowance for loan loss for 2009 increased by $712,000 as compared to 2008. This increase is directly related to the increased charge offs and additional allocation made for non-performing and impaired loans.

Management’s evaluation of the allowance for loan losses as of December 31, 2009 and December 31, 2008 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment, and Software

The Bank had purchases and investments related to premises improvements, new equipment and software upgrades during 2009 totaling $182,000. These included the upgrades related to item and image processing replacement of data processing servers, equipment and software upgrades, and miscellaneous computer purchases.

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

Deposits

The Company’s total deposits as of December 31, 2009 were $132.0 million compared to $129.0 million at December 31, 2008. This increase of $3.0 million or 2.35% was primarily in the category of demand deposits. Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity. Total interest bearing demand deposits totaled $17.3 million as of December 31, 2009 compared to $12.4 million at December 31, 2008. Total non-interest bearing demand deposits were $27.3 million as of December 31, 2009 compared to $25.1 million at December 31, 2008.

Total savings deposits as of December 31, 2009 were $15.8 million compared to $15.9 million as of December 31, 2008. This represents a decrease of approximately $64,000 or 0.40%. These accounts consist of passbook savings accounts and statement savings accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 54.17% of the Bank’s total deposits. Total time deposits were $71.5 million as of December 31, 2009 compared to $75.7 million at December 31, 2008. Time deposits with a balance greater than $100,000 represent 30.67% of the Bank’s total time deposit portfolio.

The maturity schedule as of December 31, 2009 for certificates of deposit over $100,000 are shown below:

Maturity: (in thousands)
Less than 3 months	$6,505
3 to 12 months	9,596
1 to 3 years	5,732
Over 3 years	101
Total	$21,934

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $62.6 million and $61.2 million as of December 31, 2009 and 2008, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $47.4 million at December 31, 2009. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2009, the fixed-rate borrowings with FHLB totaled $5.0 million and mature through January, 2010. The interest rate on the fixed-rate note payable was 3.14%. At December 31, 2009, the total outstanding borrowings with FHLB were $8.5 million, with $5.0 million being in fixed rate advances and $3.5 million being at a variable rate of 0.36%.

The contractual maturities of outstanding FHLB advances as of December 31, 2009 are as follows:

(In thousands)

Due in 2010	$8,500

Total	$8,500

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

The Company’s capital ratios exceed regulatory requirements and are considered to be in the well capitalized category under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 15.9% at December 31, 2009 compared to 15.5% at December 31, 2008. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 14.6% as of December 31 2009 compared to 14.3% at December 31, 2008.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2009 and December 31, 2008:

	2009	2008
	(In Thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$119,356	$116,402

Consolidated Tier 1 capital
Common stock	$515	$509
Retained Earnings	17,300	16,460
Goodwill excluded	(360)	(360)

Total Tier 1 capital	17,455	16,609

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,492	1,455

Total risk-based capital	$18,947	$18,064

Consolidated total risk-based capital ratio	15.9%	15.5%
Consolidated Tier 1 risk-based capital ratio	14.6%	14.3%
Consolidated Leverage ratio	11.1%	10.1%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

At December 31, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 43.69% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 33.89% at December 31, 2008. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank, which operates primarily in a rural environment.

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

Liquidity as of December 31, 2009 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2009 and 2008. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow money that is repaid over a ten-year period and can use the money to make fixed rate loans. The matching of the long-term loans and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2009:

(In Thousands)
	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans	$9,773	$8,336	$62,028	$46,468	—	$126,605
Interest Bearing Bank deposits	4,224	1,085	1,415	—	—	6,724
Investment Securities	2,000	—	1,459	6,961	2,579	12,999
Restricted Stock	—	—	—	—	788	788
Federal Funds Sold	1,500	—	—	—	—	1,500

Total	17,497	9,421	64,902	53,429	3,367	148,616

Sources of Funds:
Demand Deposits
Interest bearing	17,381	—	—	—	—	17,381
Savings accounts	15,802	—	—	—	—	15,802
Time Deposits:

Over $ 100,000	6,505	9,596	5,833	—	—	21,934
Other certificates	14,702	19,362	15,517	—	—	49,581

Total deposits	54,390	28,958	21,350	—	—	104,698

Borrowings	5,000	3,500	—	—	—	8,500

Total	59,390	32,458	21,350	—	—	113,198

Discrete Gap	(41,893)	(23,037)	43,552	53,429	3,367	35,418

Cumulative Gap	(41,893)	(64,930)	(21,378)	32,051	35,418

Ratio of Cumulative Gap to Total Earning Assets	-28.19%	-43.69%	-14.38%	21.57%	23.83%

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

New Accounting Standards

New accounting standards and pronouncements are established by various accountancy governing bodies to provide guidance in the principles and practices used for maintaining accurate and consistent accounting records. The Company has established monitoring procedures for the review of new accounting pronouncements relating to the banking industry, in order to ensure that all transactions are in compliance with GAAP. New accounting standards and pronouncements not yet in effect that are considered to be applicable to the Company are included in Note 1 of the Consolidated Financial Statements within this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Pioneer Bankshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 29, 2010

PIONEER BANKSHARES, INC. AND SUBSIDARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands, except share and per share data)

	2009	2008
ASSETS
Cash and due from banks	$5,252	$2,401
Interest-bearing deposits in other banks	6,724	11,896
Federal funds sold	1,500	100
Securities available for sale, at fair value	12,999	15,216
Restricted securities, at cost	788	792
Loans receivable, net of allowance of $1,945 in 2009 and $1,651 in 2008	124,660	119,225
Bank premises and equipment, net	3,582	3,790
Accrued interest receivable	644	720
Other real estate owned	352	21
Other assets	3,402	1,949

Total Assets	$159,903	$156,110

LIABILITIES

Deposits
Noninterest bearing	$27,316	$25,079
Interest bearing

Demand	17,381	12,377
Savings	15,802	15,866
Time deposits over $100,000	21,934	16,921
Other time deposits	49,581	58,735

Total Deposits	132,014	128,978

Accrued expenses and other liabilities	1,473	927
Borrowings	8,500	9,400

Total Liabilities	141,987	139,305

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,029,466 and 1,017,170 shares in 2009 and 2008, respectively	515	509
Retained earnings	17,300	16,460
Accumulated other comprehensive income (loss), net	101	(164)

Total Stockholders’ Equity	17,916	16,805

Total Liabilities and Stockholders’ Equity	$159,903	$156,110

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands, except per share data)

	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans including fees	$8,738	$9,276	$9,777
Interest on securities – taxable	379	597	443
Interest on securities – nontaxable	106	22	10
Deposits and federal funds sold	187	418	395
Dividends	58	86	139

Total Interest and Dividend Income	9,468	10,399	10,764

INTEREST EXPENSE:
Deposits	2,577	3,320	3,552
Borrowings	223	436	356

Total Interest Expense	2,800	3,756	3,908

NET INTEREST INCOME	6,668	6,643	6,856
PROVISION FOR LOAN LOSSES	1,260	548	309

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,408	6,095	6,547

NONINTEREST INCOME:
Service charges on deposit accounts	974	917	805
Commission income	57	73	69
Other income	115	74	89
Gains (losses) on security transactions	95	(553)	315

Total Noninterest Income	1,241	511	1,278

NONINTEREST EXPENSES:
Salaries and employee benefits	2,107	2,423	2,545
Occupancy expenses	332	358	382
Equipment expenses	562	656	743
ATM expenses	116	109	92
FDIC assessment	330	25	14
Sales and Franchise Tax	135	87	75
Supplies and Printing	153	131	125
Director Compensation and Committee fees	165	170	172
Legal fees	60	100	123
Professional and Audit fees	221	173	193
Telephone	110	149	109
Other expenses	578	609	607

Total Noninterest Expenses	4,869	4,990	5,180

INCOME BEFORE INCOME TAXES	1,780	1,616	2,645
INCOME TAX EXPENSE	552	505	893

NET INCOME	$1,228	$1,111	$1,752

PER SHARE DATA:
Net income, basic and diluted	$1.20	$1.09	$1.73

Dividends	$0.57	$0.57	$0.56

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2006	$506	$14,615	$97	$15,218

Comprehensive Income

Net Income		1,752		1,752
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $29)			62
Reclassification adjustment for gains included in net income (net of tax effect of $120)			(195)	(133)

Total Comprehensive Income				1,619
Cash Dividends		(566)		(566)
Stock Based Compensation		4		4

BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275

Comprehensive Income
Net Income		1,111		1,111
Changes in unrealized losses on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $296)			(471)
Reclassification adjustment for losses included in net income (net of tax effect of $210)			343	(128)

Total Comprehensive Income				983
Cash Dividends		(579)		(579)
Stock issued for compensation	3	123		126

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805

Comprehensive Income
Net Income		1,228		1,228
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $190)			328
Reclassification adjustment for gains included in net income (net of tax effect of $32)			(63)	265

Total Comprehensive Income				1,493
Cash Dividends		(583)		(583)
Stock issued for compensation	6	195		201

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	(In Thousands)
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,228	$1,111	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,260	548	309
(Gain) loss on security transactions	(95)	553	(315)
Net amortization (accretion) on securities	19	—	(9)
Deferred income tax (benefit)	(152)	(49)	(76)
Depreciation	390	481	546
Stock based compensation	201	126	4
(Gain) loss of sale on other real estate	(29)	33	—
Net change in:
Accrued interest receivable	76	38	(52)
Other assets	(2,425)	(168)	97
Accrued expenses and other liabilities	546	(368)	360

Net Cash Provided by Operating Activities	1,019	2,305	2,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in other banks	5,172	(10,296)	3,782
Net change in federal funds sold	(1,400)	200	400
Net change in restricted securities	4	(112)	184
Proceeds from maturities, sales, and principal payments of securities available for sale	19,428	17,764	14,964
Proceeds from principal payments of securities held to maturity	—	—	1
Purchase of securities available for sale	(16,712)	(22,679)	(12,027)
Net decrease (increase) in loans	(6,656)	5,449	(7,098)
Proceeds on sale of other real estate	625	335	—
Purchase of bank premises and equipment	(182)	(215)	(124)

Net Cash Provided By (Used in) Investing Activities	279	(9,554)	82

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	7,177	(3,706)	2,538
Time deposits	(4,141)	5,329	39
Proceeds from borrowings	10,000	21,501	2,000
Curtailments of borrowings	(10,900)	(19,001)	(5,800)
Dividends paid	(583)	(579)	(566)

Net Cash Provided By (Used in) Financing Activities	1,553	3,544	(1,789)

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	2,851	(3,705)	909
Cash and cash equivalents, beginning of year	2,401	6,106	5,197

Cash and cash equivalents, end of year	$5,252	$2,401	$6,106

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$3,007	$3,903	$3,682
Income taxes	837	788	811
Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	423	(214)	(224)
Other real estate acquired in settlement of loans	927	389	—

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

Use of Estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, and fair value.

Subsequent Events – In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Securities – Investment securities which the Company intends to hold until maturity or until called are classified as held to maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. At December 31, 2009 and 2008, the Company classified all securities as available for sale.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that the Company will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Loans Receivable – Loans receivable are intended to be held until maturity and are shown on the consolidated balance sheets net of unearned interest, the allowance for loan losses, and deferred loan fees and costs. Interest is computed by methods which generally result in level rates of return on principal. Interest income is generally not recognized on non-accrual loans and payments received on such loans are applied as a reduction of the loan principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either substandard or doubtful. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Bank Premises and Equipment – Land values are carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over estimated useful lives ranging from 3 to 40 years, on a straight-line method.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes – Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under income tax laws. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

Advertising Costs – The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $40,542, $36,462, and $53,918 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Compensation Plans – Accounting guidance requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. Additional information related to the Company’s stock option plan can be found in Note 15 of this financial report.

Adoption of New Accounting Standards – In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board (FASB) Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Adoption of New Accounting Standards (continued)-

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance was effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

Accounting Standards Not Yet Effective – In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its (consolidated) financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounting Standards Not Yet Effective (continued)

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

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

NOTE 3        CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.1 million at December 31, 2009 and December 31, 2008.

NOTE 4        DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling approximately $2.2 million and $728 thousand at December 31, 2009 and 2008, respectively. Management has established acceptable risk tolerances relating to uninsured deposits in other banks and diversifies these funds in accordance with policy guidelines.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5        INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009
Available for Sale
U.S. government and agency securities	$2,000	$—	$—	$2,000
Mortgage-backed securities	3,778	203	—	3,981
State and municipals	4,294	152	(7)	4,439
Equity securities	2,786	98	(305)	2,579

	$12,858	$453	$(312)	$12,999

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008
Available for Sale
U.S. government and agency securities	$2,496	$42	$—	$2,538
Mortgage-backed securities	9,194	239	—	9,433
State and municipals	1,115	—	(15)	1,100
Equity securities	2,693	53	(601)	2,145

	$15,498	$334	$(616)	$15,216

Realized gains and losses on available for sale securities are summarized below:

	2009	2008	2007
	(In Thousands)

Gains	$137	$175	$459
Losses	(42)	(728)	(144)

Net Gains (Losses)	$95	$(553)	$315

The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due within one year	$2,000	$2,000
Due after one year through five years	1,398	1,459
Due five years through ten years	1,760	1,812
Due after ten years	4,914	5,149

	10,072	10,420
Equity securities	2,786	2,579

	$12,858	$12,999

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5        INVESTMENT SECURITIES (Continued):

Investment securities with a book value of $670 thousand at December 31, 2009 and $1.2 million at December 31, 2008 were pledged to secure public deposits and for other purposes required by law.

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of December 31, 2009, management has determined that the unrealized losses in the investment portfolio are temporary. Management does not expect to be required to sell these securities before such time that they recover in value. Management will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at December 31, 2009 and 2008, by duration of the unrealized loss are shown below.

As of December 31, 2009, there were 7 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

		Municipal Securities	Equity Securities	Total

Less than 12 Months	Fair Value	$409	$—	$409
	Unrealized Losses	(7)	—	(7)

More than 12 Months	Fair Value	—	952	952
	Unrealized Losses	—	(305)	(305)

Total	Fair Value	409	952	1,361
	Unrealized Losses	(7)	(305)	(312)

As of December 31, 2008, there were 10 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows:

		Municipal Securities	Equity Securities	Total

Less than 12 Months	Fair Value	$884	$398	$1,282

	Unrealized Losses	(15)	(284)	(299)

More than 12 Months	Fair Value	—	366	366

	Unrealized Losses	—	(317)	(317)

Total	Fair Value	884	764	1,648
	Unrealized Losses	(15)	(601)	(616)

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5        INVESTMENT SECURITIES (Continued):

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are also subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. During the third quarter of 2009, FHLB announced that it will not repurchase activity-based excess capital stock outstanding, but will continue to evaluate excess capital stock repurchases on a quarterly basis going forward. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of December 31, 2009, the Bank’s investment in FHLB stock totaled $712,000. Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments were declared for the period ending June 30, 2009 and September 30, 2009. Management’s evaluation of FHLB stock as of December 31, 2009 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 6        LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	December 31, 2009	December 31, 2008
	(In Thousands)
Mortgage loans on real estate:
Construction loans	$7,826	$9,447
Agricultural	3,806	4,267
Equity lines of credit	1,788	1,927
Residential 1- 4 family	47,400	41,618
Second mortgages 1 - 4 family	3,998	3,788
Multifamily	3,571	4,144
Commercial	35,641	34,022

Total real estate loans	104,030	99,213
Commercial and agricultural loans	6,426	5,701
Consumer installment loans:
Personal	15,669	15,665
Credit cards	681	645

Total consumer installment loans	16,350	16,310
All other loans	253	362

Gross Loans	127,059	121,586
Less unearned discount on loans	(454)	(710)

Loans, less unearned discount	126,605	120,876
Less allowance for loan losses	(1,945)	(1,651)

Net Loans Receivable	$124,660	$119,225

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6        LOANS: (continued)

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit and second mortgages totaled $53.2 million as of December 31, 2009 as compared to $47.3 million at December 31, 2008. The small business commercial real estate loans, including construction accounts, agricultural real estate, multifamily dwellings, and other business properties totaled $50.8 million as of December 31, 2009 as compared to $51.9 million at December 31, 2008. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

Deposit account overdrafts are also classified as loans and totaled $113,000 and $176,000 as of December 31, 2009 and 2008, respectively.

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2009 and 2008:

	2009	2008
	(In Thousands)
Impaired loans with a valuation allowance	$2,237	$2,122
Impaired loans without a valuation allowance	—	—

Total impaired loans	$2,237	2,122

Valuation allowance related to impaired loans	$624	362

Average investment in impaired loans	$2,112	2,098

Interest income recognized on impaired loans	$93	$134

No additional funds are committed to be advanced in connection with impaired loans.

Loans past due greater than 90 days and still accruing interest at December 31, 2009 and 2008 totaled $253,000 and $539,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure above amounted to $421,000 and $41,000, at December 31, 2009 and 2008, respectively. The nonaccrual loans excluded from impaired loan disclosure at December 31, 2009 consisted of one residential real estate account and one commercial real estate loan. A collateral evaluation has been performed on both of these accounts and management has concluded that a specific allocation was not warranted at this time. Management continues to monitor these accounts on a regular basis.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7        ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	(In Thousands)
	2009	2008	2007
Balance at beginning of year	$1,651	$1,573	$1,476
Provision charged to operating expense	1,260	548	309
Recoveries of loans charged off	194	311	262
Loan charge-offs	(1,160)	(781)	(474)

Balance at end of year	$1,945	$1,651	$1,573

NOTE 8        BANK PREMISES and EQUIPMENT:

Bank premises, equipment and computer software included in the financial statements at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,457	4,449
Furniture and equipment	4,602	4,514
Computer software	1,276	1,197

	11,026	10,851
Less accumulated depreciation	7,444	7,061

Net	$3,582	$3,790

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2009 was $390,000. Depreciation and amortization expenses for 2008 and 2007 were $481,000 and $546,000, respectively.

NOTE 9        LEASE COMMITMENTS:

The Company has an annual lease commitment relating to its Charlottesville branch location. The lease agreement term for this office expires November 30, 2012 and provides the Company an option of extending the renewal thereafter. The following is a schedule of future estimated minimum lease requirements under the agreements:

(In Thousands)
2010	$22
2011	23
2012	23

Total	$68

Lease expense, included in occupancy expense, was $21,840, $38,430, and $52,439 for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in lease expense is attributed to the relocation of the Valley Finance operations.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10        DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits were $132.0 million and $129.0 million as of December 31, 2009 and 2008, respectively.

The Bank has one business customer with deposit balances exceeding 5% of total deposits as of December 31, 2009. The total deposit balances for this large depositor as of December 31, 2009 were $8.5 million or 6.43% of total deposits.

At December 31, 2009, time deposit scheduled maturities (in thousands) are as follows:

2010	$50,164
2011	6,864
2012	12,629
2013	751
2014	1,107

Total	$71,515

NOTE 11        BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. This represents a total credit line of approximately $62.6 million and $61.2 million as of December 31, 2009 and 2008, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $47.4 million at December 31, 2009. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2009, the fixed-rate borrowings with FHLB totaled $5.0 million and mature through January, 2010. The interest rate on the fixed-rate note payable was 3.14%. At December 31, 2009, the total outstanding borrowings with FHLB were $8.5 million, with $5.0 million being in fixed rate advances and $3.5 million being at a variable rate of 0.36%.

The contractual maturities of outstanding FHLB advances as of December 31, 2009 are as follows:

(In thousands)

Due in 2010	$8,500

Total	$8,500

NOTE 12        DIVIDEND LIMITATION ON SUBSIDIARY BANK:

A principal source of funds of the Company is dividends paid by the Bank. The amount of dividends the Bank may pay is regulated by the Federal Reserve. As of December 31, 2009, the maximum amount of dividends the Bank can pay to the Company is $2.3 million or 12.65% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13        INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

	2009	2008	2007
	(In Thousands)

Current income tax expense	$704	$554	$969
Deferred income tax (benefit)	(152)	(49)	(76)

Income Tax Expense	$552	$505	$893

The components of income tax expense are as follows:

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2009	2008	2007
	(In Thousands)

Income taxes computed at the applicable federal income tax rate	$605	$549	$900
Increase (decrease) resulting from:
Tax-exempt income and dividends	(49)	(16)	(18)
State income taxes	3	(32)	14
Other	(7)	4	(3)

Income Tax Expense	$552	$505	$893

At December 31, the net deferred tax asset was made up of the following:

	2009	2008
	(In Thousands)

Deferred Tax Assets:
Provision for loan losses	$519	$416
Deferred compensation	37	43
Prepayment penalties (FHLB)	—	13
Securities available for sale	—	118
Other real estate owned	77	—
Other	33	19

Total	$666	609

Deferred Tax Liabilities:
Depreciation	15	11
Cash surrender value of life insurance	39	35
Securities available for sale	40	—
Other	81	66

Total	175	112

Net Deferred Tax Asset	$491	$497

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2009, the most recent notification from the bank’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below:

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)

As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$18,846	15.9%	$9,548	≥8.0%	N/A	N/A
Pioneer Bank	$15,249	13.2%	$9,275	≥8.0%	$11,593	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$17,354	14.6%	$4,774	≥4.0%	N/A	N/A
Pioneer Bank	$13,794	11.9%	$4,637	≥4.0%	$6,956	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$17,354	11.1%	$6,273	≥4.0%	N/A	N/A
Pioneer Bank	$13,794	9.0%	$6,132	≥4.0%	$7,665	≥5.0%

As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$18,064	15.5%	$9,312	≥8.0%	N/A	N/A
Pioneer Bank	$14,296	12.7%	$9,043	≥8.0%	$11,304	≥10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$16,609	14.3%	$4,656	≥4.0%	N/A	N/A
Pioneer Bank	$12,880	11.4%	$4,522	≥4.0%	$6,782	≥6.0%
Tier I Capital to Average Assets:
Consolidated	$16,609	10.1%	$6,611	≥4.0%	N/A	N/A
Pioneer Bank	$12,880	8.3%	$6,202	≥4.0%	$7,753	≥5.0%

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

A summary of the activity in the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/08	7,200	$16.16	4.5	$11
Options Granted	—	—
Options Exercised	800	12.75
Options Forfeited	—	—

Options outstanding, 12/31/09	6,400	$16.58	4.00

Options exercisable, 12/31/09	6,400	$16.58	4.00	$—

The intrinsic value of stock options exercised in 2009 and 2008 was $2,600 and $4,000, respectively.

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16        EARNINGS PER SHARE:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,022,931	$1.20	1,015,243	$1.09	1,011,481	$1.73

Effect of dilutive securities:
Stock Options	—		286		644

Diluted earnings per share	1,022,931	$1.20	1,015,529	$1.09	1,012,125	$1.73

For 2009 and 2008, stock options representing 6,400 and 7,200 average shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

NOTE 17        OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments at December 31, with off-balance sheet risk are as follows:

	2009	2008
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$4,766	$6,036
Loan commitments and letters of credit (commercial and personal)	4,894	6,480
Credit card unused credit limits	1,279	1,323

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18        TRANSACTIONS WITH RELATED PARTIES:

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Deposit account balances of executive officers and directors totaled $1.6 million and $1.5 million as of December 31, 2009 and 2008, respectively. Loan transactions to such related parties are shown in the following schedule:

	2009	2008
	(In Thousands)
Total loans, beginning of year	$793	$598
New loans	435	384
Payments	(570)	(189)

Total loans, end of year	$658	$793

NOTE 19        FAIR VALUE MEASUREMENTS:

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
As of December 31, 2009
Available-for-sale securities	$12,999	$—	$12,999	$—

As of December 31, 2008
Available-for-sale securities	$15,216	$—	$15,216	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business financial statement if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19        FAIR VALUE MEASUREMENTS (continued):

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying values
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
As of December 31, 2009
Impaired Loans, net of allowance	$1,613	$—	$936	$677

Other Real Estate Owned	$352	$—	$140	$212

As of December 31, 2008
Impaired Loans, net of allowance	$1,760	$—	$873	$887

Other Real Estate Owned	$21	$—	$—	$21

Accounting guidance defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market; significant estimates, assumptions and present value calculations are required to determine estimated fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due From Banks and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

At December 31, 2009 and 2008, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets
Cash and due from banks	$5,252	$5,252	$2,401	$2,401
Interest bearing deposits in other banks	6,724	6,769	11,896	12,045
Federal funds sold	1,500	1,500	100	100
Securities available for sale	12,999	12,999	15,216	15,216
Loans, net	124,660	126,297	119,225	118,272
Accrued interest receivable	644	644	720	720
Financial Liabilities
Demand Deposits:
Non-interest bearing	27,316	27,316	25,079	25,079
Interest bearing	17,381	17,381	12,377	12,377
Savings deposits	15,802	15,802	15,866	15,866
Time deposits	71,515	73,098	75,656	76,848
Borrowings	8,500	8,497	9,400	9,408
Accrued interest payable	412	412	619	619

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20        BENEFIT PLANS:

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions of up to 3 percent of an employee’s annual compensation contributed to the Profit Sharing Plan. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee over a six-year period, and employees become 100% vested in his/her seventh year of full-time employment. For the years ended December 31, 2009, 2008 and 2007, total expense attributable to this 401(k) plan amounted to approximately $35,000, $36,000 and $30,000, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The net expense attributable to this insurance plan was approximately $179,000, $180,000, and $182,000 for the years ending December 31, 2009, 2008, and 2007, respectively.

NOTE 21        PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

	December 31,
	2009	2008
	(In Thousands)

ASSETS
Cash and cash equivalents	$112	$257
Investment in subsidiary	14,384	13,416
Securities available for sale	2,579	2,144
Bank premises and equipment, net	621	645
Other assets	220	439

Total Assets	$17,916	$16,901

LIABILITIES
Accrued expenses	$—	$16
Other liabilities	—	80

Total Liabilities	—	96

STOCKHOLDERS’ EQUITY
Common stock	515	509
Retained earnings	17,300	16,460
Accumulated other comprehensive income (loss), net	101	(164)

Total Stockholders’ Equity	17,916	16,805

Total Liabilities and Stockholders’ Equity	$17,916	$16,901

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21        PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)

INCOME
Dividends from subsidiary	$322	$576	$1,258
Interest income	23	21	29
Dividend income	63	32	55
Security gains (losses)	(38)	(694)	315
Rent income	83	83	83
Other income	3	7	8

Total Income	456	25	1,748

EXPENSES
Compensation expense	65	82	39
Occupancy expenses	35	35	35
Equipment expense	—	1	1
Other operating expenses	78	195	153

Total Expenses	178	313	228

Net income (loss) before income tax expense (benefit) and undistributed income of subsidiary	278	(288)	1,520
INCOME TAX EXPENSE (BENEFIT)	(35)	(333)	84

Net income before undistributed income of subsidiary	313	45	1,436
Undistributed income of subsidiary	915	1,066	316

NET INCOME	$1,228	$1,111	$1,752

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21        PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,228	$1,111	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(915)	(1,066)	(316)
Deferred income tax (benefit)	—	—	(4)
Net amortization and accretion on securities	6	—	—
(Gain) loss on security sales	38	694	(315)
Depreciation	24	26	26
Stock based compensation	201	126	4
Net change in:
Other assets	89	(211)	(11)
Accrued expenses and other liabilities	(96)	45	(109)

Net Cash Provided by Operating Activities	575	725	1,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	162	2,217	4,583
Purchase of securities available for sale	(299)	(2,652)	(5,044)

Net Cash Used in Investing Activities	(137)	(435)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(583)	(579)	(566)

Net Cash Used in Financing Activities	(583)	(579)	(566)

Net (Decrease) in Cash and Cash Equivalents	(145)	(289)	—
Cash and Cash Equivalents, Beginning of Year	257	546	546

Cash and Cash Equivalents, End of Year	$112	$257	$546

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, as such term is defined in the Exchange Act Rules 13a-15(f).

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

Other than as provided below, all required information on (i) the directors and executive officers of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s 2010 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on executive officers who are not directors of the Company and are not included in the Definitive Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years

Lori G. Hassett	43	Vice President/Chief Financial Officer, Pioneer Bankshares, Inc. and Pioneer Bank

Item 11.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information

The following table sets forth information as of December 31, 2009 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	6,400 shares	$16.58	0
Equity Compensation plans not approved by security holders
Total	6,400 shares	$16.58	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Pioneer Bankshares, Inc.

Date: 3/29/2010	By: /s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/29/2010	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG	Director	3/24/2010
Robert E. Long

/s/ KYLE MILLER	Director	3/23/2010
Kyle Miller

/s/ PATRICIA G. BAKER	Director	3/25/2010
Patricia G. Baker

/s/ DAVID N. SLYE	Director	3/26/2010
David N. Slye

/s/ HARRY F. LOUDERBACK	Director	3/26/2010
Harry F. Louderback

/s/ LOUIS L. BOSLEY	Director	3/26/2010
Louis L. Bosley

/s/ MARK N. REED	Director	3/26/2010
Mark N. Reed

/s/ E. POWELL MARKOWITZ	Director	3/24/2010
E. Powell Markowitz

/s/ THOMAS R. ROSAZZA	President, Chief Executive Officer	3/29/2010
and Director

/s/ LORI G. HASSETT	Vice President,	3/29/2010
Lori G. Hassett	Chief Financial Officer