Form 10-Q
period 2010-03-31
PIONEER BANKSHARES INC/VA
filed 2010-05-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of May 14, 2010 were 1,030,266.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,087	$5,252
Interest bearing deposits in banks	16,575	6,724
Federal funds sold	900	1,500
Securities available for sale, at fair value	14,057	12,999
Restricted securities	891	788
Loans receivable, net of allowance for loan losses of $2,266 and $1,945 respectively	126,270	124,660
Premises and equipment, net	3,508	3,582
Accrued interest receivable	621	644
Other real estate owned	300	352
Other assets	3,034	3,402

Total Assets	$168,243	$159,903

LIABILITIES

Deposits
Noninterest bearing demand	$26,532	$27,316
Interest bearing
Demand	21,978	17,381
Savings	16,272	15,802
Time deposits over $100,000	27,198	21,934
Other time deposits	44,694	49,581

Total Deposits	136,674	132,014

Accrued expenses and other liabilities	1,402	1,473
Long term debt	12,000	8,500

Total Liabilities	150,076	141,987

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,029,466 shares	515	515
Retained earnings	17,516	17,300
Accumulated other comprehensive income, net	136	101

Total Stockholders’ Equity	18,167	17,916

Total Liabilities and Stockholders’ Equity	$168,243	$159,903

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income:
Loans including fees	$2,181	$2,159
Interest on securities - taxable	52	147
Interest on securities - nontaxable	35	9
Interest on deposits and federal funds sold	32	55
Dividends	13	—

Total Interest and Dividend Income	2,313	2,370

Interest Expense:
Deposits	469	748
Long term debt	6	63

Total Interest Expense	475	811

Net Interest Income	1,838	1,559
Provision for loan losses	376	175

Net interest income after provision for loan losses	1,462	1,384

Noninterest Income:
Service charges and fees	210	223
Other income	108	53
Gain on security transactions	—	133

Total Noninterest Income	318	409

Noninterest Expense:
Salaries and benefits	572	554
Occupancy expenses	100	95
Equipment expenses	124	145
Other expenses	442	376

Total Noninterest Expenses	1,238	1,170

Income before Income Taxes	542	623
Income Tax Expense	171	206

Net Income	$371	$417

Per Share Data
Net income, basic and diluted	$0.36	$0.41

Dividends	$0.15	$0.15

Weighted Average Shares Outstanding, Basic and Diluted	1,029,466	1,020,581

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		417		417
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $3)			6
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	(82)

Total Comprehensive Income				335
Stock issued for compensation	1	67	—	68
Cash Dividends	—	(153)	—	(153)

BALANCE MARCH 31, 2009	$510	$16,791	$(246)	$17,055

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		371		371
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $19)			35	35

Total Comprehensive Income				406

Stock issued for compensation	—	—	—	—
Cash Dividends	—	(155)	—	(155)

BALANCE MARCH 31, 2010	$515	$17,516	$136	$18,167

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$371	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	376	175
Depreciation and amortization	92	102
Gain on sale of securities	—	(133)
Net amortization on securities	8	9
Stock issued for compensation	—	68
(Gain) on sale of other real estate	(7)	—
Net change in:
Accrued interest receivable	23	(20)
Other assets	349	46
Accrued expense and other liabilities	(71)	1

Net Cash Provided by Operating Activities	1,141	665

Cash Flows from Investing Activities:
Net change in federal funds sold	600	(1,750)
Net change in interest bearing deposits	(9,851)	3,438
Net change in restricted securities	(103)	108
Proceeds from maturities and sales of securities available for sale	2,488	4,633
Purchase of securities available for sale	(3,500)	(5,942)
Net (increase) decrease in loans	(2,075)	40
Proceeds from sale of other real estate	148	—
Purchase of bank premises and equipment	(18)	(83)

Net Cash Provided by (Used in) Investing Activities	(12,311)	444

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	4,283	3,606
Time deposits	377	(819)
Proceeds from borrowings	13,500	—
Curtailments of borrowings	(10,000)	(2,600)
Dividends paid	(155)	(153)

Net Cash Provided by Financing Activities	8,005	34

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(3,165)	1,143
Cash and Cash Equivalents, beginning of year	5,252	2,401

Cash and Cash Equivalents, End of Period	$2,087	$3,544

Supplemental Disclosure of Cash Paid
During the Period for Interest	$500	$860

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	$54	$(131)
Loans transferred to other real estate owned	89	100

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three month period ended March 31, 2010 and March 31, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The following summarizes the stock options outstanding as of March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/09	6,400	$16.58	4.00
Options Granted	—
Options Exercised	—
Options Forfeited	—
Options outstanding, 3/31/10	6,400	$16.58	3.75

Options exercisable, 3/31/10	6,400	$16.58	3.75	$—

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2010 and December 31, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2010

Available for Sale

U.S. government and agency securities	$3,500	$—	$—	$3,500

Mortgage-backed securities	3,291	218	—	3,509

State and municipals	4,288	153	—	4,441

Corporate Securities	484	34	—	518

Equity securities	2,301	76	(288)	2,089

	$13,864	$481	$(288)	$14,057

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009

Available for Sale

U.S. government and agency securities	$2,000	$—	$—	$2,000

Mortgage-backed securities	3,778	203	—	3,981

State and municipals	4,294	152	(7)	4,439

Corporate Securities	485	33	—	518

Equity securities	2,301	65	(305)	2,061

	$12,858	$453	$(312)	$12,999

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of March 31, 2010, management has determined that the unrealized losses in the investment portfolio are temporary. Management does not expect to be required to sell these securities before such time that they recover in value and will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at March 31, 2010 and December 31, 2009, by duration of the unrealized loss are shown in the following table.

NOTE 2	INVESTMENT SECURITIES (continued):

As of March 31, 2010, there were 6 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

Unrealized Losses

		Municipal Securities	Equity Securities	Total

Less than 12 Months	Fair Value	$—	$—	$—
	Unrealized Losses	—	—	—

More than 12 Months	Fair Value	—	970	970
	Unrealized Losses	—	(288)	(288)

Total	Fair Value	—	970	970
	Unrealized Losses	—	(288)	(288)

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

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are also subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. During the third quarter of 2009, FHLB announced that it will not repurchase activity-based excess capital stock outstanding, but will continue to evaluate excess capital stock repurchases on a quarterly basis going forward. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of March 31, 2010, the Bank’s investment in FHLB stock totaled $815,400. Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments were declared for the period ending June 30, 2009, September 30, 2009 and December 31, 2009. Management’s evaluation of FHLB stock as of March 31, 2010 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	March 31, 2010	December 31, 2009
Mortgage loans on real estate
Construction loans	$7,991	$7,826
Agricultural	3,822	3,806
Equity lines of credit	1,874	1,788
Residential 1-4 family	47,256	47,400
Second Mortgages	4,064	3,998
Multifamily	3,547	3,571
Commercial	38,041	35,641

Total real estate loans	106,595	104,030

Commercial and industrial loans	5,905	6,426
Consumer installment loans
Personal	15,651	15,669
Credit cards	599	681

Total consumer installment loans	16,250	16,350
All other loans	192	253

Gross Loans	128,942	127,059

Less unearned income on loans	(406)	(454)

Loans, less unearned discount	128,536	126,605

Less allowance for loan losses	(2,266)	(1,945)

Net Loans Receivable	$126,270	$124,660

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010 and the year ending December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(In Thousands)
Balance, beginning of period	$1,945	$1,651
Provision charged to operating expenses	376	1,260
Recoveries of loans charged off	48	194
Loans charged off	(103)	(1,160)

Balance, end of period	$2,266	$1,945

The total amount of impaired loans was $2.5 million as of March 31, 2010 and $2.2 million as of December 31, 2009. As of March 31, 2010 there were specific valuation allowances of approximately $929,000 compared to specific valuation allowances at December 31, 2009 of $624,000.

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2010 and 2009, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2010		March 31, 2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,029,466	$0.36	1,020,581	$0.41

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,029,466	$0.36	1,020,581	$0.41

Stock options representing 6,400 and 7,200 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending March 31, 2010 and March 31, 2009, respectively.

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

As of March 31, 2010, the total outstanding borrowings with FHLB were $12.0 million, which mature through March 1, 2013. The interest rate on this fixed-rate loan is 1.14%.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

ATM Service Fees	$25	$30
Director Fees	30	30
FDIC Assessment Fees	55	22
Professional Fees	90	54
Supplies and Printing	23	27
Telephone Expense	30	29
Sales & Franchise Taxes	48	20
Other	141	164

Total	$442	$376

NOTE 8	FAIR VALUE MEASUREMENT:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Balances Outstanding	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(In Thousands)	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2010
Available-for-sale securities	$14,057	$—	$14,057	$—

As of December 31 2009
Available-for-sale securities	12,999	$—	$12,999	$—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	Balances Outstanding	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(In Thousands)	(Level 1)	(Level 2)	(Level 3)
Assets as of March 31, 2010
Impaired Loans, Net of allowance	$1,583	$—	$713	$870

Other Real Estate Owned	$300	$—	$300	$—

Assets as of December 31, 2009
Impaired Loans, Net of allowance	$1,613	$—	$936	$677

Other Real Estate Owned	$352	$—	$140	$212

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

Accrued Interest – The carrying amounts of accrued interest approximates fair value.

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

At March 31, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets

Cash and due from banks	$2,087	$2,087	$5,252	$5,252

Interest bearing deposits in other banks	16,575	16,537	6,724	6,769

Federal funds sold	900	900	1,500	1,500

Securities available for sale	14,057	14,057	12,999	12,999

Loans, net	126,270	127,864	124,660	126,297

Accrued interest receivable	621	621	644	644

Financial Liabilities

Demand Deposits:

Non-interest bearing	26,532	26,532	27,316	27,316

Interest bearing	21,978	21,978	17,381	17,381

Savings deposits	16,272	16,272	15,802	15,802

Time deposits	71,892	73,620	71,515	73,098

Borrowings	12,000	12,098	8,500	8,497

Accrued interest payable	387	387	412	412

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

Overview

The Company reported net earnings of $371,000 for the first quarter of 2010, as compared to $417,000 for the first quarter of 2009. Total earnings per share for the quarter ended March 31, 2010 were $0.36 compared to $0.41 for the first quarter of 2009. Core earnings, excluding non-recurring gains on securities on a tax equivalent basis from the prior year, have shown an increase of approximately $42,000 or 12.66%. Core earnings per share as of March 31, 2010 were $0.36 compared to $0.32 for the same period last year.

The Company had asset growth of approximately $8.3 million during the first quarter of 2010. Investments in securities available for sale increased by $1.1 million for the period ending March 31, 2010, as compared to total securities available for sale at December 31, 2009. Investments in interest bearing deposits increased by $9.9 million for the first quarter of 2010 and investments in Federal Funds Sold decreased by approximately $600,000 for the period ending March 31, 2010, as compared to balances as of December 31, 2009.

The Company’s loan portfolio increased by approximately $1.6 million or 1.29% during the first quarter of 2010. The deposit portfolio increased by $4.7 million or 3.53% during the same period, with the majority of this growth being in demand deposit accounts. The Company’s capital position as of March 31, 2010 was approximately $18.2 million, or 10.8% as a percentage of total assets.

The Company’s book value as of March 31, 2010 was $17.65 per share, as compared to a book value of $17.40 per share as of December 31, 2009. This represents an increase of 1.44%. Shareholder dividend payments for the first quarter of 2010 were $0.15 per share, and were the same as the dividend amount paid for the first quarter of 2009.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2010 and December 31, 2009. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $57,000 or 2.41% during the first quarter of 2010 as compared to the same period for 2009. Total interest expense decreased $336,000 or 41.43% during the three month period ending March 31, 2010, as compared to the same period of 2009. The decreases in interest income and interest expense resulted in a net interest income increase of $279,000 or 17.90% for the period ending March 31, 2010 compared to the period ending March 31, 2009. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income it also attributed to lower market rates for investments and other earning assets.

The average outstanding loan balances as of March 31, 2010 totaled $128.0 million, as compared to $120.5 million as of March 31, 2009. The average yield on loan balances outstanding has decreased from 7.17% as of March 31, 2009 to 6.82% as of March 31, 2010. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.45% as of March 31, 2009 to 6.22% as of March 31, 2010, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 2.88% as of March 31, 2009 to 1.67% as of March 31, 2010. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin increased to 4.96% as of March 31, 2010 compared to 4.25% as of March 31, 2009.

Noninterest Income

During the first quarter of 2010, non-interest income decreased by $91,000 or 22.25%, when compared to the same period last year. This decrease in non-interest income is primarily related to securities gains taken during the first quarter of 2009. There were no securities gains taken during the first quarter of 2010. Income from securities gains is generally considered to be non-recurring and may fluctuate with market conditions.

Other income for the first quarter of 2010 increased by $55,000, as a result of commissions earned on increased non-deposit investment activities processed through the Bank’s investment subsidiary, Pioneer Financial Services, LLC.

Service charge income decreased by approximately $13,000 or 5.83%. This decrease is attributed to management’s proactive collection efforts of overdraft balances resulting in a reduced volume of overdraft fee income.

Noninterest Expense

During the first quarter of 2010, non-interest expense increased by $68,000 or 5.81% in comparison to the same period last year. The primary factors contributing to this increase were FDIC insurance assessment fees, professional fees related to increased audit and consulting expenses, and increased salary and benefit expenses related to nominal pay increases.

The Bank’s deposits are generally insured by the FDIC for a maximum of $100,000 per depositor. However, in the fourth quarter of 2008, the FDIC insurance limits were raised to $250,000 per depositor. This increase in FDIC coverage will remain in effect through December 31, 2013. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. The FDIC has recently required all financial institutions to prepay deposit insurance premiums through December 2012. The total prepaid FDIC premium paid by the bank under this arrangement included quarterly assessments for December 2009, and all of 2010, 2011, and 2012. The portion of FDIC assessment fee expensed for the first quarter of 2010 was approximately $55,000 compared to $22,000 for the same period last year.

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

As of March 31, 2010, the fair market value of securities available for sale was approximately $193,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities for operational cash flow purposes. Management continually monitors any securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased approximately $1.2 million during the first quarter of 2010. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 14.86% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

While lending is geographically diversified within the service area, the Company does have loan concentrations in commercial and residential real estate loans, as well as, consumer auto loans. A portion of these loans are made to borrowers who are employed by businesses outside the service area.

During the first quarter of 2010, net loans increased by approximately $1.6 million or 1.29%. The increase in loan volume was primarily in the category of commercial real estate loans. A schedule of loans by type is shown in a note to the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. Non-accrual loans and loans 90 days or more past due were approximately $2.0 million at March 31, 2010 compared to $1.6 million at December 31, 2009. This represents an increase of approximately $400,000 and is mainly attributed to certain real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2010 was $2.5 million, and has increased by approximately $275,000 from the total of impaired loans at December 31, 2009. Management has placed approximately $1.6 million of the Bank’s impaired loans in a nonaccrual status as of March 31, 2010. This amount is also included in the nonaccrual loan totals discussed above. Impaired loans not in nonaccrual status as of March 31, 2010 were approximately $894,000. Specific allocations have been made to the allowance for loan loss account of approximately $929,000, as of March 31, 2010, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2010 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.3 million, at March 31, 2010, increased by approximately $321,000 from its level at December 31, 2009. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to the deterioration that has occurred in the overall economic environment during the past two years and the impact this has had on the borrower’s ability to pay.

Management has made additional allocations based on the declining economic trends, concentrations of credit and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.76% and 1.54% of total loans at March 31, 2010 and December 31, 2009, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of March 31, 2010.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of March 31, 2010 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of March 31, 2010 was $376,000 as compared to $175,000 for the same period last year. This increase of $201,000 is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of March 31, 2010 and December 31, 2009 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first quarter of 2010, the Company had purchases relating to premises, equipment or other fixed assets of approximately $18,000. These purchases were primarily related to in-house software and equipment upgrades.

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

The Company executed new contracts with its core data processing vendor during the first quarter of 2010 for various system enhancements relating to certain daily processing functions and operational software upgrades. One major element of these new contracts will be the institution’s change from an in-house daily processing system to an outsourced environment, in which the core vendor will perform selected back-office operational support functions for the bank. The implementation of these new system functions are expected to provide cost savings and increased internal efficiencies to the Company in future reporting periods.

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

During the first quarter of 2010, total deposits increased by approximately $4.7 million or 3.53% with the increases being primarily in demand deposit accounts. Non interest-bearing demand deposits decreased by $784,000 or 2.87%, while interest-bearing demand deposits increased by $4.6 million or 26.45%. Savings deposit accounts increased by approximately $470,000 or 2.97%, while time deposits increased by approximately $377,000 or 0.53%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of March 31, 2010, the total outstanding borrowings with FHLB were $12.0 million, which mature through March 1, 2013. The interest rate on this fixed-rate loan is 1.14%. Additional information relating to the Bank’s borrowing activities is included in Note 6 of the financial statements included in this report. The scheduled repayments and maturities of outstanding FHLB borrowings as of March 31, 2010 are shown in TABLE II of this report.

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

As of March 31, 2010 and December 31, 2009, the Company’s total capital-to-asset ratios were 10.80% and 11.20%, respectively. The Company’s Tier 1 risk-based capital ratio was 14.45% and the total risk-based capital ratio was 15.70% as of March 31, 2010. The Bank’s Tier 1 risk-based capital ratio was 11.91% and total risk-based capital ratio was 13.16% as of March 31, 2010. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of March 31, 2010 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of March 31, 2010 is considered to be adequate.

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

As of March 31, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 36.94% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 43.69% at December 31, 2009. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income
Loans [1]
Commercial	$7,023	$127	7.23%	$6,778	$119	7.02%
Real estate	104,729	1,650	6.30%	97,510	1,609	6.60%
Installment	15,634	377	9.65%	15,567	401	10.30%
Credit card	619	27	17.45%	611	30	19.64%

Total Loans	128,005	2,181	6.82%	120,466	2,159	7.17%

Federal funds sold	2,808	2	0.28%	2,873	2	0.28%
Interest Bearing Deposits	7,753	30	1.55%	8,546	53	2.48%
Securities
Taxable	5,198	54	4.16%	12,472	137	4.39%
Nontaxable [2]	6,498	70	4.31%	3,094	28	3.62%

Total earning assets	150,262	2,337	6.22%	147,451	2,379	6.45%

Interest Expense
Demand deposits	18,881	35	0.74%	12,989	33	1.02%
Savings	15,919	10	0.25%	15,916	44	1.11%
Time deposits	70,925	424	2.39%	75,802	671	3.54%
Borrowings	8,112	6	0.30%	7,882	63	3.20%

Total Interest Bearing Liabilities	$113,837	$475	1.67%	$112,589	$811	2.88%

Net Interest Income		$1,862			$1,568

Net Interest Margin			4.96%			4.25%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2010

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$12,462	$3,858	$66,031	$46,185	$—	$128,536
Interest bearing bank deposits	8,075	5,250	3,250	—	—	16,575
Investment securities[2]	3,500	—	1,950	6,518	2,089	14,057
Restricted stock	—	—	—	—	891	891
Federal funds sold	900	—	—	—	—	900

Total	24,937	9,108	71,231	52,703	2,980	160,959

Sources of Funds:

Interest bearing demand deposits	21,978	—	—	—	—	21,978
Regular savings	16,272	—	—	—	—	16,272
Certificates of deposit $100,000 and over	6,938	14,601	5,659	—	—	27,198
Other certificates of deposit	10,301	19,416	14,977	—	—	44,694
Borrowings	1,000	3,000	8,000	—	—	12,000

Total	$56,489	$37,017	$28,636	$—	$—	$122,142

Discrete Gap	$(31,552)	$(27,909)	$42,595	$52,703	$2,980	$38,817

Cumulative Gap	$(31,552)	$(59,461)	$(16,866)	$35,837	$38,817

Ratio of Cumulative Gap To Total Earning Assets at March 31, 2009	-19.60%	-36.94%	-10.48%	22.26%	24.12%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2009	-28.19%	-43.69%	-14.38%	21.57%	23.83%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2010.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANKSHARES, INC.

		By:	/s/ THOMAS R. ROSAZZA
Date:	May 14, 2010		Thomas R. Rosazza
President and Chief Executive Officer

Date:	May 14, 2010	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer