Form 10-Q
period 2010-06-30
PIONEER BANKSHARES INC/VA
filed 2010-08-13
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of August 13, 2010 were 1,032,418.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2010	December 31 2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,720	$5,252
Interest bearing deposits in banks	11,401	6,724
Federal funds sold	200	1,500
Securities available for sale, at fair value	13,899	12,999
Restricted securities	1,004	788
Loans receivable, net of allowance for loan losses of $2,288 and $1,945 respectively	128,267	124,660
Premises and equipment, net	3,442	3,582
Accrued interest receivable	667	644
Other real estate owned	300	352
Other assets	3,108	3,402

Total Assets	$166,008	$159,903

LIABILITIES

Deposits
Noninterest bearing demand	$25,184	$27,316
Interest bearing
Demand	20,452	17,381
Savings	16,037	15,802
Time deposits over $100,000	29,227	21,934
Other time deposits	44,455	49,581

Total Deposits	135,355	132,014

Accrued expenses and other liabilities	1,248	1,473
Long term debt	11,000	8,500

Total Liabilities	147,603	141,987

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, 1,032,418 and 1,029,466 shares outstanding, respectively	516	515
Retained earnings	17,819	17,300
Accumulated other comprehensive income, net	70	101

Total Stockholders’ Equity	18,405	17,916

Total Liabilities and Stockholders’ Equity	$166,008	$159,903

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Interest and Dividend Income:
Loans including fees	$2,192	$2,161
Interest on securities - taxable	51	96
Interest on securities - nontaxable	35	27
Interest on deposits and federal funds sold	39	48
Dividends	14	12

Total Interest and Dividend Income	2,331	2,344

Interest Expense:
Deposits	420	656
Long term debt	43	59

Total Interest Expense	463	715

Net Interest Income	1,868	1,629
Provision for loan losses	122	250

Net interest income after provision for loan losses	1,746	1,379

Noninterest Income:
Service charges and fees	219	246
Other income	67	56
Gain (loss) on securities transactions	(54)	—

Total Noninterest Income	232	302

Noninterest Expense:
Salaries and benefits	632	548
Occupancy expenses	84	82
Equipment expenses	141	148
Other expenses	531	461

Total Noninterest Expenses	1,388	1,239

Income before Income Taxes	590	442
Income Tax Expense	177	137

Net Income	$413	$305

Per Share Data
Net income, basic and diluted	$0.40	$0.30

Dividends	$0.15	$0.14

Weighted Average Shares Outstanding, Basic and Diluted	1,030,181	1,021,644

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Interest and Dividend Income:
Loans including fees	$4,373	$4,320
Interest on securities - taxable	103	243
Interest on securities - nontaxable	70	36
Interest on deposits and federal funds sold	71	103
Dividends	27	12

Total Interest and Dividend Income	4,644	4,714

Interest Expense:
Deposits	889	1,404
Long term debt	49	122

Total Interest Expense	938	1,526

Net Interest Income	3,706	3,188
Provision for loan losses	498	425

Net interest income after provision for loan losses	3,208	2,763

Noninterest Income:
Service charges and fees	429	469
Other income	175	109
Gain (Loss) on security transactions	(54)	133

Total Noninterest Income	550	711

Noninterest Expense:
Salaries and benefits	1,204	1,102
Occupancy expenses	184	177
Equipment expenses	265	293
Other expenses	973	837

Total Noninterest Expenses	2,626	2,409

Income before Income Taxes	1,132	1,065
Income Tax Expense	348	343

Net Income	$784	$722

Per Share Data
Net income, basic and diluted	$0.76	$0.71

Dividends	$0.30	$0.29

Weighted Average Shares Outstanding, Basic and Diluted	1,029,849	1,021,115

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		722		722
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $28)			48
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	(40)

Total Comprehensive Income				682
Stock issued for compensation	2	77	—	79
Cash Dividends	—	(296)	—	(296)

BALANCE JUNE 30, 2009	$511	$16,963	$(204)	$17,270

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		784		784
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $36)			(67)
Reclassification adjustment for losses included in net income (net of tax effect of $18)			36	(31)

Total Comprehensive Income				753
Stock issued for compensation	1	44	—	45
Cash Dividends	—	(309)	—	(309)

BALANCE JUNE 30, 2010	$516	$17,819	$70	$18,405

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$784	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	498	425
Depreciation and amortization	182	207
Loss (Gains) on sale of securities	54	(133)
Net amortization on securities	14	5
Stock issued for compensation	45	79
(Gain) on sale of other real estate	(7)	(24)
Net change in:
Accrued interest receivable	(23)	29
Other assets	312	(191)
Accrued expense and other liabilities	(225)	(108)

Net Cash Provided by Operating Activities	1,634	1,011

Cash Flows from Investing Activities:
Net change in federal funds sold	1,300	(2,800)
Net change in interest bearing deposits	(4,677)	2,963
Net change in restricted securities	(216)	4
Proceeds from maturities and sales of securities available for sale	6,483	10,944
Purchase of securities available for sale	(7,500)	(11,413)
Net (increase) in loans	(4,194)	(5,395)
Proceeds from sale of other real estate	148	124
Purchase of bank premises and equipment	(42)	(137)

Net Cash Used in Investing Activities	(8,698)	(5,710)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	1,174	2,972
Time deposits	2,167	2,133
Proceeds from borrowings	16,000	3,500
Curtailments of borrowings	(13,500)	(3,200)
Dividends paid	(309)	(296)

Net Cash Provided by Financing Activities	5,532	5,109

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(1,532)	410
Cash and Cash Equivalents, beginning of year	5,252	2,401

Cash and Cash Equivalents, End of Period	$3,720	$2,811

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,071	$1,684
Income taxes	$472	$447

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	(49)	(58)
Loan balances transferred to OREO	89	100

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the six month periods ended June 30, 2010 and June 30, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Subsequent Events - In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed at this time.

Stock Compensation Plans - The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. This ten year Plan expired in June of 2008 with respect to the issuance of new option grants. However, grants previously issued under this Plan may still be exercised within the original terms.

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

The following summarizes the stock options outstanding as of June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/09	6,400	$16.58	4.00
Options Granted	—
Options Exercised	800	12.75
Options Forfeited	—
Options outstanding, 6/30/10	5,600	$17.13	4.00

Options exercisable, 6/30/10	5,600	$17.13	4.00	$—

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2010 and December 31, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2010

Available for Sale

U.S. government and agency securities	$4,000	$1	$—	$4,001

Mortgage-backed securities	2,977	210	—	3,187

State and municipals	4,283	119	(6)	4,396

Corporate Securities	482	37	(2)	517

Equity securities	2,065	77	(344)	1,798

	$13,807	$444	$(352)	$13,899

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2009

Available for Sale

U.S. government and agency securities	$2,000	$—	$—	$2,000

Mortgage-backed securities	3,778	203	—	3,981

State and municipals	4,294	152	(7)	4,439

Corporate Securities	485	33	—	518

Equity securities	2,301	65	(305)	2,061

	$12,858	$453	$(312)	$12,999

NOTE 2	INVESTMENT SECURITIES (continued):

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of June 30, 2010, management has determined that the unrealized losses in the investment portfolio are temporary. Management does not expect to be required to sell these securities before such time that they recover in value and will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position as of June 30, 2010 and December 31, 2009, by duration of the unrealized loss are shown in the following table.

As of June 30, 2010, there were 9 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

Unrealized Losses

		Municipal Securities	Equity Securities	Corporate Securities	Total

Less than 12 Months	Fair Value	$408	$70	$31	$509
	Unrealized Losses	(6)	(4)	(2)	(12)

More than 12 Months	Fair Value	—	717	—	717
	Unrealized Losses	—	(340)	—	(340)

Total	Fair Value	$408	$787	$31	1,226
	Unrealized Losses	(6)	(344)	(2)	(352)

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

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. For the second quarter of 2010, FHLB announced that it will repurchase activity-based excess capital stock outstanding, with additional evaluations for the repurchase of excess capital stock to continue on a quarterly basis going forward.

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. For the period ended June 30, 2010, the Bank’s investment in FHLB stock totaled $927,900.

Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments were resumed for the period ending June 30, 2009, and have continued to be paid on a quarterly basis through June 30, 2010.

Management’s analysis of the FHLB stock as of June 30, 2010 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	June 30, 2010	December 31, 2009

Mortgage loans on real estate
Construction loans	$5,461	$7,826
Agricultural	3,777	3,806
Equity lines of credit	1,765	1,788
Residential 1-4 family	47,774	47,400
Second Mortgages	4,151	3,998
Multifamily	3,510	3,571
Commercial	41,922	35,641

Total real estate loans	108,360	104,030

Commercial and industrial loans	5,643	6,426
Consumer installment loans
Personal	16,027	15,669
Credit cards	623	681

Total consumer installment loans	16,650	16,350
All other loans	297	253

Gross Loans	130,950	127,059

Less unearned income on loans	(395)	(454)

Loans, less unearned discount	130,555	126,605

Less allowance for loan losses	(2,288)	(1,945)

Net Loans Receivable	$128,267	$124,660

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six month period ended June 30, 2010 and the year ending December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(In Thousands)

Balance, beginning of period	$1,945	$1,651
Provision charged to operating expenses	498	1,260
Recoveries of loans charged off	90	194
Loans charged off	(245)	(1,160)

Balance, end of period	$2,288	$1,945

The total amount of impaired loans was $2.3 million as of June 30, 2010 and $2.2 million as of December 31, 2009. As of June 30, 2010 there were specific valuation allowances of approximately $883,000 compared to specific valuation allowances at December 31, 2009 of $624,000.

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares for the six month period ending June 30, 2010 and 2009, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,029,849	$0.76	1,021,115	$0.71

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,029,849	$0.76	1,021,115	$0.71

The weighted average number of shares for the three month period ending June 30, 2010 and 2009, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2010		Three Month Ended June 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,030,181	$0.40	1,021,644	$0.30

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,030,181	$0.40	1,021,644	$0.30

Stock options representing 5,600 and 6,400 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending June 30, 2010 and June 30, 2009, respectively.

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

As of June 30, 2010, the total outstanding borrowings with FHLB were $11.0 million, which mature through March 1, 2013. The interest rate on this fixed-rate loan is 1.14%.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2010	2009
	(In Thousands)
ATM Service Fees	$52	$60
Director Fees	61	60
FDIC Assessment	111	105
Professional Fees	193	145
Supplies and Printing	78	78
Telephone Expense	61	47
Sales & Franchise Taxes	102	42
Other	315	300

Total	$973	$837

NOTE 8	FAIR VALUE MEASUREMENT:

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

Level 1	–	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	–	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	–	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

NOTE 8	FAIR VALUE MEASUREMENT (Continued):

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
As of June 30, 2010
Available-for-sale securities	$13,899	$—	$13,899	$—

As of December 31 2009
Available-for-sale securities	$12,999	$—	$12,999	$—

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

NOTE 8	FAIR VALUE MEASUREMENT (Continued):

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2010
Impaired Loans, Net of allowance	$1,430	$—	$535	$895

Other Real Estate Owned	$300	$—	$300	$—

Assets as of December 31, 2009
Impaired Loans, Net of allowance	$1,613	$—	$936	$677

Other Real Estate Owned	$352	$—	$140	$212

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

NOTE 8	FAIR VALUE MEASUREMENT (Continued):

At June 30, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial Assets

Cash and due from banks	$3,720	$3,720	$5,252	$5,252

Interest bearing deposits in other banks	11,401	11,405	6,724	6,769

Federal funds sold	200	200	1,500	1,500

Securities available for sale	13,899	13,899	12,999	12,999

Loans, net	128,267	129,896	124,660	126,297

Accrued interest receivable	667	667	644	644

Financial Liabilities

Demand Deposits:

Non-interest bearing	25,184	25,184	27,316	27,316

Interest bearing	20,452	20,452	17,381	17,381

Savings deposits	16,037	16,037	15,802	15,802

Time deposits	73,682	74,921	71,515	73,098

Borrowings	11,000	11,065	8,500	8,497

Accrued interest payable	279	279	412	412

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

Overview

The Company reported net earnings of $784,000 for the period ending June 30, 2010, as compared to $722,000 for the same period of 2009, which represents an increase of 8.59%. Total earnings per share as of June 30, 2010 were $0.76 compared to $0.71 for the same period last year.

The Company had asset growth of approximately $6.1 million during the first six months of 2010. Investments in securities available for sale increased by approximately $900,000 for the period ending June 30, 2010, as compared to total securities available for sale at December 31, 2009. Investments in interest bearing deposits increased by $4.7 million for the period ending June 30, 2010 and investments in Federal Funds Sold decreased by approximately $1.3 million for the period ending June 30, 2010, as compared to balances as of December 31, 2009.

The Company’s loan portfolio has increased by approximately $3.6 million or 2.89% during the first six months of 2010. The deposit portfolio increased by $3.3 million or 2.53% during the same period, with the majority of this growth being in interest bearing demand deposit accounts. The Company’s capital position remains strong as of June 30, 2010 at $18.4 million, or 11.09% as a percentage of total assets.

The Company’s book value as of June 30, 2010 was $17.83 per share, as compared to a book value of $17.40 per share as of December 31, 2009. This represents an increase of 2.47%. Shareholder dividend payments for the first two quarters of 2010 totaled $0.30 per share compared to $0.29 per share for the same period last year. This represents a year-to-date increase of 3.45% for the company’s shareholders.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2010 and December 31, 2009. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $70,000 or 1.48% during the first six months of 2010 as compared to the same period for 2009. Total interest expense decreased $588,000 or 38.53% during the six month period ending June 30, 2010, as compared to the same period of 2009. The decreases in interest income and interest expense resulted in a net interest income increase of $518,000 or 16.25% for the period ending June 30, 2010 compared to the period ending June 30, 2009. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income it also attributed to lower market rates for investments and other earning assets.

The average outstanding loan balances as of June 30, 2010 totaled $128.3 million, as compared to $124.7 million as of December 31, 2009. The average yield on loan balances outstanding has decreased from 7.13% as of June 30, 2009 to 6.79% as of June 30, 2010. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.36% as of June 30, 2009 to 6.12% as of June 30, 2010, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 2.72% as of June 30, 2009 to 1.61% as of June 30, 2010. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin increased to 4.90% as of June 30, 2010 compared to a net interest margin of 4.31% at June 30, 2009.

Noninterest Income

During the first half of 2010, non-interest income decreased by $161,000 or 22.64%, when compared to the same period last year. This decrease in non-interest income is primarily the result of losses on the sale of equity securities in the amount of $54,000 compared to gains in the prior year of $133,000. Gains and losses on securities are generally considered to be non-recurring and may fluctuate with market conditions.

Service charge income decreased by approximately $40,000 or 8.53%. This decrease is attributed to management’s proactive collection efforts of overdraft balances resulting in a reduced volume of overdraft fee income. Management anticipates possible further reductions in service charge income for the remainder of 2010 as a result of recent regulatory requirements relating to overdraft fees on consumer checking accounts.

Noninterest Expense

During the first half of 2010, non-interest expense increased by $217,000 or 9.01% in comparison to the same period last year. The primary factors contributing to this increase were FDIC insurance assessment fees, professional fees related to increased audit and consulting expenses, and increased salary and benefit expenses related to nominal pay increases.

The Bank’s deposits are generally insured by the FDIC for a maximum of $100,000 per depositor. However, in the fourth quarter of 2008, the FDIC insurance limits were raised to $250,000 per depositor on a temporary basis. However, recent legislation has made this increase in FDIC coverage permanent for bank depositors. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. During the 4th quarter of 2009, the FDIC required all financial institutions to prepay deposit insurance premiums through December 2012. The total prepaid FDIC premium paid by the bank under this arrangement included quarterly assessments for December 2009, and all of 2010, 2011, and 2012. The portion of FDIC assessment fee expensed for the first half of 2010 was approximately $111,000 compared to $105,000 for the same period last year.

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

As of June 30, 2010, the fair market value of securities available for sale was approximately $92,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities for operational cash flow purposes. Management continually monitors any securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased approximately $1.1 million during the first half of 2010. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.94% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham, the City of Harrisonburg, Albemarle County and the City of Charlottesville, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

During the first half of 2010, net loans increased by approximately $3.6 million or 2.89%. The increase in loan volume was primarily in the categories of residential and commercial real estate loans. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Non-accrual loans and loans 90 days or more past due and still accruing were approximately $2.8 million at June 30, 2010 compared to $1.6 million at December 31, 2009. This represents an increase of approximately $1.2 million and is mainly attributed to certain commercial and residential real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. The total amount of loans classified as restructured as of June 30, 2010 was approximately $913,000 compared to $777,000 as of December 31, 2009. These restructured loans consist primarily of residential mortgage loans on which the reduced interest rates, although modified, remain at or above current market pricing. The majority of these restructured loans are in compliance with the modified payment terms and were not delinquent as of June 30, 2010. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to cover potential losses associated with restructured loans.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2010 was $2.3 million, and has increased by approximately $76,000 from the total of impaired loans at December 31, 2009. Management has placed approximately $1.6 million of the Bank’s impaired loans in a nonaccrual status as of June 30, 2010. This amount is also included in the nonaccrual loan totals discussed previously. Impaired loans not in nonaccrual status as of June 30, 2010 were approximately $687,000. Specific allocations have been made to the allowance for loan loss account of approximately $883,000, as of June 30, 2010, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2010 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.3 million, at June 30, 2010, increased by approximately $343,000 from its level at December 31, 2009. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to the deterioration that has occurred in the overall economic environment during the past two years and the impact this has had on the borrower’s ability to pay.

Management has made additional allocations based on the declining economic trends, concentrations of credit and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.75% and 1.54% of total loans at June 30, 2010 and December 31, 2009, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of June 30, 2010.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of June 30, 2010 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of June 30, 2010 was $498,000 as compared to $425,000 for the same period last year. This increase of $73,000 is directly related to the increased loan portfolio allocations previously discussed.

Management’s evaluation of the allowance for loan losses as of June 30, 2010 and December 31, 2009 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first half of 2010, the Company had purchases relating to premises, equipment or other fixed assets of approximately $42,000. These purchases were primarily related to in-house software and equipment upgrades.

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

During the first half of 2010, total deposits increased by approximately $3.3 million or 2.53% with the increases being primarily in interest bearing demand deposit accounts and time deposits. Non interest-bearing demand deposits decreased by $2.1 million or 7.80%, while interest-bearing demand deposits increased by $3.1 million or 17.67%. Savings deposit accounts increased by approximately $235,000 or 1.49%, while time deposits increased by approximately $2.2 million or 3.03%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of June 30, 2010, the total outstanding borrowings with FHLB were $11.0 million, which mature through March 1, 2013. The interest rate on this fixed-rate loan is 1.14%. Additional information relating to the Bank’s borrowing activities is included in Note 6 of the financial statements included in this report. The scheduled repayments and maturities of outstanding FHLB borrowings as of June 30, 2010 are shown in TABLE II of this report.

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

As of June 30, 2010 and December 31, 2009, the Company’s total capital-to-asset ratios were 11.09% and 11.20%, respectively. The Company’s Tier 1 risk-based capital ratio was 14.62% and the total risk-based capital ratio was 15.87% as of June 30, 2010. The Bank’s Tier 1 risk-based capital ratio was 12.19% and total risk-based capital ratio was 13.44% as of June 30, 2010. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of June 30, 2010 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of June 30, 2010 is considered to be adequate.

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

As of June 30, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 40.97% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 43.69% at December 31, 2009. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2010.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$6,817	$234	6.87%	$6,832	$231	6.76%
Real estate	105,622	3,332	6.31%	97,925	3,228	6.59%
Installment	15,723	754	9.59%	15,747	803	10.20%
Credit Card	614	53	17.26%	613	58	18,92%
Federal funds sold	2,350	3	0.26%	2,306	3	0.26%
Interest Bearing
Deposits	10,030	68	1.36%	9,217	100	2.17%
Investments
Taxable	5,777	106	3.67%	10,284	233	4.53%
Nontaxable [2]	6,347	141	4.44%	6,259	85	2.72%

Total earning assets	153,280	4,691	6.06%	149,183	4,741	6.36%

Interest Expense
Demand deposits	19,872	67	0.67%	14,101	71	1.01%
Savings	16,165	26	0.32%	16,126	74	0.92%
Time deposits	70,331	796	2.26%	74,549	1,259	3.38%
Borrowings	9,998	49	0.98%	7,354	122	3.32%

Total Interest Bearing Liabilities	$116,366	$938	1.61%	$112,130	$1,526	2.72%

Net Interest Income		3,753			3,215

Net Interest Margin			4.90%			4.31%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$6,613	$107	6.47%	$6,883	$112	6.51%
Real estate	106,506	1,682	6.32%	98,337	1,619	6.59%
Installment	15,812	377	9.54%	15,926	402	10.10%
Credit card	609	26	17.08%	614	28	18.24%
Federal funds sold	1,897	1	0.21%	1,746	1	0.23%
Interest Bearing
Deposits	12,282	38	1.24%	9,882	47	1.90%
Securities
Taxable	6,252	52	3.33%	8,356	96	4.60%
Nontaxable [2]	6,296	71	4.51%	5,206	57	4.38%

Total earning assets	156,267	2,354	5.91%	146,950	2,362	6.43%

Interest Expense
Demand deposits	20,853	32	0.61%	15,200	38	1.00%
Savings	16,409	16	0.39%	16,333	30	0.73%
Time deposits	69,743	372	2.13%	73,309	588	3.21%
Borrowings	11,863	43	1.45%	6,832	59	3.45%

Total Interest Bearing Liabilities	$118,868	$463	1.56%	$111,674	$715	2.56%

Net Interest Income		$1,891			$1,647

Net Interest Margin			4.84%			4.48%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2010

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$10,971	$7,413	$65,527	$46,644	$—	$130,555
Interest bearing bank deposits	901	5,250	5,250	—	—	11,401
Investment securities[2]	3,000	—	2,449	6,135	2,315	13,899
Restricted stock	—	—	—	—	1,004	1,004
Federal funds sold	200	—	—	—	—	200

Total	15,072	12,663	73,226	52,779	3,319	157,059

Sources of Funds:

Interest bearing demand deposits	20,452	—	—	—	—	20,452
Regular savings	16,037	—	—	—	—	16,037
Certificates of deposit $100,000 and over	7,147	16,566	5,514	—	—	29,227
Other certificates of deposit	7,336	20,540	16,579	—	—	44,455
Borrowings	1,000	3,000	7,000	—	—	11,000

Total	$51,972	$40,106	$29,093	$—	$—	$121,171

Discrete Gap	$(36,900)	$(27,443)	$44,133	$52,779	$3,319	$35,888

Cumulative Gap	$(36,900)	$(64,343)	$(20,210)	$32,569	$35,888

Ratio of Cumulative Gap To Total Earning Assets at June 30, 2010	-23.49%	-40.97%	-12.87%	20.74%	22.85%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2009	-28.19%	-43.69%	-14.38%	21.57%	23.83%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIONEER BANKSHARES, INC.

By: /s/ THOMAS R. ROSAZZA
Date: August 13, 2010	Thomas R. Rosazza
President and Chief Executive Officer

By: /s/ LORI G. HASSETT
Date: August 13, 2010	Lori G. Hassett
Vice President and Chief Financial Officer