Form 10-Q
period 2010-09-30
PIONEER BANKSHARES INC/VA
filed 2010-11-15
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of November 15, 2010 were 1,032,418.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$2,936	$5,252
Interest bearing deposits in banks	10,934	6,724
Federal funds sold	500	1,500
Securities available for sale, at fair value	13,355	12,999
Restricted securities	981	788
Loans receivable, net of allowance for loan losses of $2,291 and $1,945 respectively	130,038	124,660
Premises and equipment, net	3,407	3,582
Accrued interest receivable	711	644
Other real estate owned	250	352
Other assets	2,979	3,402

Total Assets	$166,091	$159,903

LIABILITIES

Deposits
Noninterest bearing demand	$25,489	$27,316
Interest bearing
Demand	20,066	17,381
Savings	16,108	15,802
Time deposits over $100,000	25,457	21,934
Other time deposits	44,534	49,581

Total Deposits	131,654	132,014

Accrued expenses and other liabilities	1,488	1,473
Borrowings	14,000	8,500

Total Liabilities	147,142	141,987

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, 1,032,418 and 1,029,466 shares outstanding, respectively	516	515
Retained earnings	18,190	17,300
Accumulated other comprehensive income, net	243	101

Total Stockholders’ Equity	18,949	17,916

Total Liabilities and Stockholders’ Equity	$166,091	$159,903

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
Interest and Dividend Income:
Loans including fees	$2,212	$2,181
Interest on securities - taxable	48	74
Interest on securities - nontaxable	35	35
Interest on deposits and federal funds sold	40	46
Dividends	13	14

Total Interest and Dividend Income	2,348	2,350

Interest Expense:
Deposits	404	616
Long term debt	31	54

Total Interest Expense	435	670

Net Interest Income	1,913	1,680
Provision for loan losses	147	285

Net interest income after provision for loan losses	1,766	1,395

Noninterest Income:
Service charges and fees	223	254
Other income	59	29

Total Noninterest Income	282	283

Noninterest Expense:
Salaries and benefits	615	550
Occupancy expenses	92	83
Equipment expenses	86	138
Other expenses	483	613

Total Noninterest Expenses	1,276	1,384

Income before Income Taxes	772	294
Income Tax Expense	256	81

Net Income	$516	$212

Per Share Data
Net income, basic and diluted	$0.50	$0.21

Dividends	$0.14	$0.14

Weighted Average Shares Outstanding, Basic and Diluted	1,032,418	1,024,289

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Interest and Dividend Income:
Loans including fees	$6,585	$6,501
Interest on securities - taxable	151	317
Interest on securities - nontaxable	105	71
Interest on deposits and federal funds sold	111	149
Dividends	40	26

Total Interest and Dividend Income	6,992	7,064

Interest Expense:
Deposits	1,293	2,020
Long term debt	80	176

Total Interest Expense	1,373	2,196

Net Interest Income	5,619	4,868
Provision for loan losses	645	710

Net interest income after provision for loan losses	4,974	4,158

Noninterest Income:
Service charges and fees	652	723
Other income	234	138
Gain (Loss) on security transactions	(54)	133

Total Noninterest Income	832	994

Noninterest Expense:
Salaries and benefits	1,819	1,652
Occupancy expenses	276	260
Equipment expenses	351	431
Other expenses	1,456	1,450

Total Noninterest Expenses	3,902	3,793

Income before Income Taxes	1,904	1,359
Income Tax Expense	604	424

Net Income	$1,300	$935

Per Share Data
Net income, basic and diluted	$1.26	$0.91

Dividends	$0.44	$0.43

Weighted Average Shares Outstanding, Basic and Diluted	1,030,715	1,022,185

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805
Comprehensive Income
Net Income		935		935
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $160)			284
Reclassification adjustment for gains included in net income (net of tax effect of $45)			(88)	196

Total Comprehensive Income				1,131
Stock issued for compensation	3	128	—	131
Cash Dividends	—	(440)	—	(440)

BALANCE SEPTEMBER 30, 2009	$512	$17,083	$32	$17,627

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		1,300		1,300
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $63)			106
Reclassification adjustment for losses included in net income (net of tax effect of $18)			36	142

Total Comprehensive Income				1,442
Stock issued for compensation	1	44	—	45
Cash Dividends	—	(454)	—	(454)

BALANCE SEPTEMBER 30, 2010	$516	$18,190	$243	$18,949

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,300	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	710
Depreciation and amortization	272	301
Loss (Gains) on sale of securities	54	(133)
Net amortization on securities	21	12
Stock issued for compensation	45	131
Loss (Gains) on sale of other real estate	14	(29)
Net change in:
Accrued interest receivable	(67)	17
Other assets	172	(628)
Accrued expense and other liabilities	15	118

Net Cash Provided by Operating Activities	2,471	1,434

Cash Flows from Investing Activities:
Net change in federal funds sold	1,000	(800)
Net change in interest bearing deposits	(4,210)	3,899
Net change in restricted securities	(193)	4
Proceeds from maturities and sales of securities available for sale	9,792	15,407
Purchase of securities available for sale	(10,000)	(14,712)
Net (increase) in loans	(6,023)	(6,321)
Proceeds from sale of other real estate	258	150
Purchase of bank premises and equipment	(97)	(151)

Net Cash Used in Investing Activities	(9,473)	(2,524)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	1,164	5,832
Time deposits	(1,524)	(1,972)
Proceeds from borrowings	20,560	6,500
Curtailments of borrowings	(15,060)	(7,300)
Dividends paid	(454)	(440)

Net Cash Provided by Financing Activities	4,686	2,620

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(2,316)	1,530
Cash and Cash Equivalents, beginning of year	5,252	2,401

Cash and Cash Equivalents, End of Period	$2,936	$3,931

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,458	$2,278
Income taxes	$637	$657

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	223	311
Loan balances transferred to Other Real Estate	170	575

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the nine months ended September 30, 2010 and September 30, 2009. The notes included herein should be read in conjunction with the notes to financial statements included in the 2009 annual report to stockholders of Pioneer Bankshares, Inc. (the “Company”) and its Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Stock Compensation Plans -The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. This ten year Plan expired in June of 2008 with respect to the issuance of new option grants. However, grants previously issued under this Plan may still be exercised within the original terms.

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

The accounting standard relating to Stock Compensation requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. All outstanding shares are fully vested and all compensation expense relating to outstanding stock options under this plan have been previously recorded. There is no additional compensation expense expected to be recorded relating to this plan.

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

The following summarizes the stock options outstanding as of September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/09	6,400	$16.58	4.00
Options Granted	—
Options Exercised	800	12.75
Options Forfeited	—
Options outstanding, 9/30/10	5,600	$17.13	3.75

Options exercisable, 9/30/10	5,600	$17.13	3.75	$—

NOTE 2 INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2010 and December 31, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

September 30, 2010

Available for Sale

U.S. government and agency securities	$3,500	$8	$—	$3,508

Mortgage-backed securities	2,668	178	—	2,846

State and municipals	4,278	243	—	4,521

Corporate Securities	480	46	—	526

Equity securities	2,065	120	(231)	1,954

	$12,991	$595	$(231)	$13,355

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2009

Available for Sale

U.S. government and agency securities	$2,000	$—	$—	$2,000

Mortgage-backed securities	3,778	203	—	3,981

State and municipals	4,294	152	(7)	4,439

Corporate Securities	485	33	—	518

Equity securities	2,301	65	(305)	2,061

	$12,858	$453	$(312)	$12,999

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of September 30, 2010, management has determined that the unrealized losses in the investment portfolio are temporary. Management does not expect to be required to sell these securities before such time that they recover in value and will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position as of September 30, 2010 and December 31, 2009, by duration of the unrealized loss are shown in the following table.

NOTE 2 INVESTMENT SECURITIES (continued):

As of September 30, 2010, there were 4 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

Unrealized Losses

		Equity Securities	Total

Less than 12 Months	Fair Value	$—	$—
	Unrealized Losses	—	—

More than 12 Months	Fair Value	748	748
	Unrealized Losses	(231)	(231)

Total	Fair Value	$748	748

	Unrealized Losses	(231)	(231)

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

The Bank also holds additional investments in Federal Home Loan Bank of Atlanta (“FHLB”) in the form of FHLB stock, which is a membership requirement. Loan advances from FHLB are subject to additional stock purchase requirements, which are generally redeemed as outstanding loan balances are repaid, subject to FHLB’s quarterly excess capital evaluation process. For the third quarter of 2010, FHLB announced that it will repurchase activity-based excess capital stock outstanding, with additional evaluations for the repurchase of excess capital stock to continue on a quarterly basis going forward.

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. For the period ended September 30, 2010, the Bank’s investment in FHLB stock totaled $905,400.

Management’s evaluation of FHLB stock for impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Although FHLB’s stock dividends were temporarily suspended for the fourth quarter of 2008 and the first quarter of 2009, dividend payments were resumed for the period ending June 30, 2009, and have continued to be declared on a quarterly basis through September 30, 2010.

Management’s analysis of the FHLB stock as of September 30, 2010 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3 LOANS:

Loans outstanding are summarized as follows:

	(In Thousands)
	September 30, 2010	December 31, 2009
Mortgage loans on real estate
Construction loans	$5,457	$7,826
Agricultural	3,912	3,806
Equity lines of credit	1,603	1,788
Residential 1-4 family	47,849	47,400
Second Mortgages	4,087	3,998
Multifamily	5,476	3,571
Commercial	41,496	35,641

Total real estate loans	109,880	104,030

Commercial and industrial loans	5,488	6,426

Consumer installment loans
Personal	16,395	15,669
Credit cards	654	681

Total consumer installment loans	17,049	16,350

All other loans	288	253

Gross Loans	132,705	127,059

Less unearned income on loans	(376)	(454)

Loans, less unearned discount	132,329	126,605

Less allowance for loan losses	(2,291)	(1,945)

Net Loans Receivable	$130,038	$124,660

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate lending and considers the risk of loss in these loan categories to be moderate.

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the period ended September 30, 2010 and the year ending December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(In Thousands)

Balance, beginning of period	$1,945	$1,651
Provision charged to operating expenses	645	1,260
Recoveries of loans charged off	117	194
Loans charged off	(416)	(1,160)

Balance, end of period	$2,291	$1,945

The total amount of impaired loans was $2.3 million as of September 30, 2010 and $2.2 million as of December 31, 2009. As of September 30, 2010 there were specific valuation allowances of approximately $967,000 compared to specific valuation allowances at December 31, 2009 of $624,000.

NOTE 5 EARNINGS PER SHARE:

The following shows the weighted average number of shares for the nine month period ended September 30, 2010 and 2009, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,030,715	$1.26	1,022,185	$0.91

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,030,715	$1.26	1,022,185	$0.91

The weighted average number of shares for the three month period ending September 30, 2010 and 2009, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2010		Three Month Ended September 30, 2009
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,032,418	$0.50	1,024,289	$0.21

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,032,418	$0.50	1,024,289	$0.21

Stock options representing 5,600 and 6,400 shares were not included in the computation of diluted EPS because their effects were anti-dilutive as of September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, the total outstanding borrowings with FHLB were $14.0 million, which mature through March 1, 2013. Approximately $10.0 million of this total is a fixed-rate loan at 1.14% with scheduled quarterly payments. The remaining outstanding balances as of September 30, 2010 are short-term borrowings of approximately $4.0 million with a daily variable interest rate. Approximately $3.5 million of the short-term borrowings have been repaid as of the date of this report.

NOTE 7 OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	September 30,
	2010	2009
	(In Thousands)
ATM Service Fees	$80	$94
Director Fees	92	92
FDIC Assessment	166	279
Professional Fees	297	244
Supplies and Printing	114	111
Telephone Expense	86	78
Sales & Franchise Taxes	129	89
Other	492	463

Total	$1,456	$1,450

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
As of September 30, 2010
Available-for-sale securities	$13,355	$—	$13,355	$—

As of December 31 2009
Available-for-sale securities	$12,999	$—	$12,999	$—

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

NOTE 8 FAIR VALUE MEASUREMENT (Continued):

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2010
Impaired Loans,
Net of allowance	$1,344	$—	$883	$461

Other Real Estate Owned	$250	$—	$250	$—

Assets as of December 31, 2009
Impaired Loans,
Net of allowance	$1,613	$—	$936	$677

Other Real Estate Owned	$352	$—	$140	$212

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

Interest Bearing Deposits in Other Banks – Fair values are based on quoted reinvestment market rates available for similar deposits accounts as of the date of this report.

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

NOTE 8 FAIR VALUE MEASUREMENT (Continued):

At September 30, 2010 and December 31, 2009, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial Assets

Cash and due from banks	$2,936	$2,936	$5,252	$5,252

Interest bearing deposits in other banks	10,934	10,951	6,724	6,769

Federal funds sold	500	500	1,500	1,500

Securities available for sale	13,355	13,355	12,999	12,999

Loans, net	130,038	131,766	124,660	126,297

Accrued interest receivable	711	711	644	644

Financial Liabilities

Demand Deposits:

Non-interest bearing	25,489	25,489	27,316	27,316

Interest bearing	20,066	20,066	17,381	17,381

Savings deposits	16,108	16,108	15,802	15,802

Time deposits	69,991	71,094	71,515	73,098

Borrowings	14,000	14,072	8,500	8,497

Accrued interest payable	327	327	412	412

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

Overview

The Company reported net earnings of $1.3 million for the period ending September 30, 2010, as compared to $935,000 for the same period of 2009. This represents an increase of 39.04%. Total earnings per share as of September 30, 2010 were $1.26 compared to $0.91 for the same period last year.

The Company had asset growth of approximately $6.2 million through September 30, 2010, with approximately $5.4 million being attributed to increased loan volume. Investments in securities available for sale increased by approximately $356,000 for the period ending September 30, 2010, as compared to total securities available for sale at December 31, 2009. Investments in interest bearing deposits also increased by $4.2 million for the period ending September 30, 2010, while investments in Federal Funds sold decreased by $1.0 million for the same period compared to balances as of December 31, 2009.

The Company’s deposit portfolio remains relatively stable at approximately $132.0 million as of September 30, 2010. The capital position of the Company remains above regulatory guidelines and is considered to be strong as of September 30, 2010 at $18.9 million, or 11.41% as a percentage of total assets.

The Company’s book value as of September 30, 2010 was $18.35 per share, as compared to a book value of $17.40 per share as of December 31, 2009. This represents an increase of 5.46%. Shareholder dividend payments for the first three quarters of 2010 totaled $0.44 per share compared to $0.43 per share for the same period last year. This represents a year-to-date increase of 2.33% for the company’s shareholders.

Management acknowledges that prevailing economic conditions may have the potential to adversely impact the Company’s operational results, including future earnings, liquidity, and capital resources. Management continually monitors economic factors in an effort to promptly identify specific trends that could have a direct material effect on the Company.

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

Goodwill is included in other assets and totaled $360,000 at September 30, 2010 and December 31, 2009. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $72,000 or 1.02% during the nine month period ending September 30, 2010, as compared to the same period for 2009. Total interest expense decreased $823,000 or 37.48% during the nine month period ending September 30, 2010, as compared to the same period of 2009. The decreases in interest income and interest expense resulted in a net interest income increase of $751,000 or 15.43% for the period ending September 30, 2010 compared to the period ending September 30, 2009. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income is also attributed to lower market rates for investments and other earning assets.

The outstanding loan balances as of September 30, 2010 totaled $130.0 million, as compared to $124.7 million as of December 31, 2009. The average yield on loan balances outstanding has decreased from 7.04% as of September 30, 2009 to 6.77% as of September 30, 2010. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.40% as of September 30, 2009 to 6.08% as of September 30, 2010, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 2.64% as of September 30, 2009 to 1.55% as of September 30, 2010. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin increased to 4.89% as of September 30, 2010 compared to a net interest margin of 4.42% at September 30, 2009.

Noninterest Income

The Company’s non-interest income decreased by $162,000 or 16.30% through September 30, 2010 when compared to the same period last year. This decrease in non-interest income is primarily the result of losses on the sale of equity securities in the amount of $54,000 compared to gains in the prior year of $133,000. Gains and losses on securities are generally considered to be non-recurring and may fluctuate with market conditions.

Service charge income decreased by approximately $71,000 or 9.82%. This decrease is attributed to management’s proactive collection efforts of overdraft balances resulting in a reduced volume of overdraft fee income. Management anticipates possible further reductions in service charge income for the remainder of 2010 as a result of recent regulatory requirements relating to overdraft fees on consumer checking accounts.

Noninterest Expense

The Company’s non-interest expense increased by $109,000 or 2.87% as of September 30, 2010 when compared to the same period last year. The primary factors contributing to this increase were professional fees related to increased audit and consulting expenses and increased salary and benefit expenses related to normal pay increases.

The Bank’s deposits are generally insured by the FDIC for a maximum of $100,000 per depositor. However, in the fourth quarter of 2008, the FDIC insurance limits were raised to $250,000 per depositor on a temporary basis. However, recent legislation has made this increase in FDIC coverage permanent for bank depositors. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. During the 4th quarter of 2009, the FDIC required all financial institutions to prepay deposit insurance premiums through December 2012. The total prepaid FDIC premium paid by the bank under this arrangement included quarterly assessments for December 2009, and all of 2010, 2011, and 2012. The portion of FDIC assessment fee expensed through September 30, 2010 was approximately $166,000 compared to $279,000 for the same period last year. The lower amount of FDIC assessment fees as of September 30, 2010 compared to the prior year is attributed to the special assessment fees that were charged in 2009. There have been no additional or special assessments for 2010.

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

As of September 30, 2010, the fair market value of securities available for sale was approximately $364,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities for operational cash flow purposes. Management continually monitors any securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased approximately $549,000 for the period ending September 30, 2010. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 14.63% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

For the period ending September 30, 2010, net loans increased by approximately $5.4 million or 4.31%. The increase in loan volume was primarily in the categories of residential and commercial real estate loans. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Non-accrual loans and loans 90 days or more past due and still accruing were approximately $2.8 million at September 30, 2010 compared to $1.6 million at December 31, 2009. This represents an increase of approximately $1.0 million and is mainly attributed to certain commercial and residential real estate accounts in which the borrowers are experiencing financial difficulties. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to the allowance for loan loss account for potential loan losses.

Restructured loans are loans on which the original interest rate or repayment terms have changed due to financial hardship. The total amount of loans classified as restructured as of September 30, 2010 was approximately $1.2 million compared to $777,000 as of December 31, 2009. These restructured loans consist primarily of residential mortgage loans on which the reduced interest rates, although modified, remain at or above current market pricing. The majority of these restructured loans are in compliance with the modified payment terms and were not delinquent as of September 30, 2010. Management has evaluated the value of collateral related to these accounts and has made appropriate specific allocations to cover potential losses associated with restructured loans.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2010 was $2.3 million, and has increased by approximately $74,000 from the total of impaired loans at December 31, 2009. Management has placed all of the Bank’s impaired loans in a nonaccrual status as of September 30, 2010. This amount is also included in the nonaccrual loan totals discussed previously. Specific allocations have been made to the allowance for loan loss account of approximately $967,000, as of September 30, 2010, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2010 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.3 million at September 30, 2010 has increased by approximately $346,000 from its level at December 31, 2009. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans, as well as, non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to the deterioration that has occurred in the overall economic environment during the past two years and the impact this has had on the borrower’s ability to pay.

Management has made additional allocations based on the declining economic trends, concentrations of credit and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.73% and 1.54% of total loans at September 30, 2010 and December 31, 2009, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of September 30, 2010.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of September 30, 2010 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of September 30, 2010 was $645,000 as compared to $710,000 for the same period last year. This decrease of $65,000 is primarily attributed to a lower volume of loan charge off activity during the nine month period ending September 30, 2010, as compared to the same period last year.

Management’s evaluation of the allowance for loan losses as of September 30, 2010 and December 31, 2009 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

The Company had purchases relating to premises, equipment and other fixed assets of approximately $97,000 for the period ending September 30, 2010. These purchases were primarily related to in-house software and equipment upgrades.

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

For the period ending September 30, 2010, total deposits remained relatively stable at approximately $132 million with only a slight overall decrease of $360,000 or 0.27% occurring since December 31, 2009. The Company has experienced certain fluctuations in the balances of various deposit types, as is generally expected during the normal course of business. These fluctuations in specific deposit account types as of September 30, 2010 include a decrease in non-interest bearing demand deposit accounts of $1.8 million, an increase in interest bearing demand deposits of $2.7 million, a increase in savings accounts of $306,000, and a decrease in time deposits of $1.5 million. The Company monitors its deposits carefully on a continuous basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”) upon which credit advances can be made up to 40% of total assets, subject to certain eligibility requirements. As of September 30, 2010, the total outstanding borrowings with FHLB were $14.0 million, which mature through March 1, 2013. Approximately $10.0 million of this total is a fixed-rate loan at 1.14% with scheduled quarterly payments. The remaining outstanding balances as of September 30, 2010 are short-term borrowings of approximately $4.0 million with a daily variable interest rate. Approximately $3.5 million of the short-term borrowings have been repaid as of the date of this report. The scheduled repayments and maturities of outstanding FHLB borrowings as of June 30, 2010 are shown in TABLE II of this report.

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

As of September 30, 2010 and December 31, 2009, the Company’s total capital-to-asset ratios were 11.41% and 11.20%, respectively. The Company’s Tier 1 risk-based capital ratio was 14.07% and the total risk-based capital ratio was 15.32% as of September 30, 2010. The Bank’s Tier 1 risk-based capital ratio was 12.35% and total risk-based capital ratio was 13.61% as of September 30, 2010. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of September 30, 2010 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of September 30, 2010 is considered to be adequate.

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

As of September 30, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 39.12% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 43.69% at December 31, 2009. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2010.

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

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$6,684	$332	6.62%	$6,931	$353	6.79%
Real estate	106,503	5,027	6.29%	99,686	4,853	6.49%
Installment	15,899	1,146	9.61%	15,817	1,206	10.17%
Credit Card	612	80	17.43%	615	89	19.30%
Federal funds sold	2,634	5	.25%	2,479	5	0.27%
Interest Bearing
Deposits	10,479	106	1.35%	8,714	144	2.20%
Investments
Taxable	5,611	156	3.71%	9,287	310	4.45%
Nontaxable [2]	6,522	209	4.27%	4,833	156	4.30%

Total earning assets	154,944	7,061	6.08%	148,362	7,116	6.40%

Interest Expense
Demand deposits	20,039	98	0.65%	12,677	118	1.24%
Savings	16,159	40	0.33%	16,133	99	0.82%
Time deposits	71,189	1,155	2.16%	74,998	1,803	3.21%
Borrowings	10,425	80	1.02%	7,038	176	3.33%

Total Interest Bearing Liabilities	$117,812	$1,373	1.55%	$110,846	$2,196	2.64%

Net Interest Income [1]		5,688			4,920

Net Interest Margin			4.89%			4.42%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$6,421	$98	6.10%	$7,126	$122	6.85%
Real estate	108,234	1,695	6.26%	103,151	1,625	6.30%
Installment	16,246	392	9.65%	15,953	403	10.10%
Credit card	610	27	17.70%	622	31	19.94%
Federal funds sold	3,193	2	0.25%	2,817	2	0.28%
Interest Bearing
Deposits	11,361	38	1.34%	7,725	44	2.28%
Securities
Taxable	5,728	50	3.49%	6,891	77	4.47%
Nontaxable [2]	6,420	68	4.24%	6,367	71	4.46%

Total earning assets	158,213	2,370	5.99%	150,652	2,375	6.31%

Interest Expense
Demand deposits	20,365	31	0.61%	16,589	47	1.13%
Savings	16,147	14	0.35%	16,146	25	0.62%
Time deposits	72,877	359	1.97%	75,881	544	2.87%
Borrowings	11,266	31	1.10%	6,416	54	3.37%

Total Interest Bearing Liabilities	$120,655	$435	1.44%	$115,032	$670	2.33%

Net Interest Income [1]		$1,935			$1,705

Net Interest Margin			4.89%			4.53%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2010

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$8,934	$8,835	$67,571	$46,989	$—	$132,329
Interest bearing bank deposits	519	5,165	5,250	—	—	10,934
Investment securities[2]	2,500	—	2,840	5,535	2,480	13,355
Restricted stock	—	—	—	—	981	981
Federal funds sold	500	—	—	—	—	500

Total	12,453	14,000	75,661	52,524	3,461	158,099

Sources of Funds:

Interest bearing demand deposits	20,066	—	—	—	—	20,066
Regular savings	16,108	—	—	—	—	16,108
Certificates of deposit $100,000 and over	4,759	14,105	6,593	—	—	25,457
Other certificates of deposit	5,518	19,738	19,278	—	—	44,534
Borrowings	1,000	7,000	6,000	—	—	14,000

Total	$47,451	$40,843	$31,871	$—	$—	$120,165

Discrete Gap	$(34,998)	$(26,843)	$43,790	$52,524	$3,461	$37,934

Cumulative Gap	$(34,998)	$(61,841)	$(18,051)	$34,473	$37,934

Ratio of Cumulative Gap To Total Earning Assets at September 30, 2010	-22.14%	-39.12%	-11.42%	21.80%	23.99%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2009	-28.19%	-43.69%	-14.38%	21.57%	23.83%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: November 15, 2010		Thomas R. Rosazza
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer