Form 10-K
period 2010-12-31
PIONEER BANKSHARES INC/VA
filed 2011-03-28
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $14.55 per share as of June 30, 2010 was $12,953,836. The number of shares outstanding of the registrant’s common stock is 1,035,274 as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC. This subsidiary is generally used in conjunction with certain foreclosed properties, in which there are environmental or other significant liability circumstances, of which none existed as of December 31, 2010 and 2009. Foreclosures of this type are handled directly through Pioneer Special Assets, LLC in an effort to minimize the risk of liability to the Bank.

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

Banking Services

The Bank accepts deposits, makes consumer and commercial loans, issues drafts, and provides other services customarily offered by a commercial banking institution, such as business and personal checking and savings accounts, walk-up tellers, drive-in windows, and 24-hour automated teller machines. The Bank is a member of the Federal Reserve System and its deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

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

Employees

As of December 31, 2010, the Company had 50 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered to be good.

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

Emergency Economic Stabilization Act of 2008. In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset Relief Program (“TARP”), under which the U.S. Department of the Treasury (“Treasury”) is authorized to purchase preferred stock from qualified financial institutions. The Company met the requirements to be considered a qualified financial institution.

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

The Company gave consideration to applying for the Treasury’s capital purchase program during 2008. After performing a detailed capital and cost analysis, the Company decided not to participate in the TARP program.

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

Under current supervisory practice, prior approval of the Federal Reserve is required if the total of all cash dividends declared in any given quarter will exceed the total of its net profits for that reporting period. Also, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no issued depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

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

Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Company’s activities that could have an adverse effect on operations and profitability.

Additionally, the Dodd-Frank Act was signed into law during 2010 and represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies.

The Company cannot predict whether any of these changes or potential regulatory actions may have an adverse or material impact on future operational results.

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

The current minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings and qualifying perpetual preferred stock, less deductions for goodwill and various other tangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2010.

The Dodd-Frank Act also requires federal banking agencies to establish more stringent risk-based capital requirements and leverage limits applicable to banks and bank holding companies. Under the legislation, federal banking agencies are required to develop capital requirements that will address banking activities that could potentially have a substantial economic impact.

Deposit Insurance

Federal Deposit Insurance Coverage limits were permanently increased to $250,000 per depositor during 2010. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. In December 2009, federally insured banking institutions were required to prepay deposit insurance premiums through December 2012. Future FDIC assessments will be based on the Company’s assigned risk category and any growth in deposits, as well as potential regulatory changes related to the insurance coverage and assessment process.

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

SEC Filings

A copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, excluding exhibits, as filed with the Securities and Exchange Commission can be obtained without charge by writing to Pioneer Bankshares, Inc., Attn: Thomas R. Rosazza, President and Chief Executive Officer, at 263 East Main Street, P.O. Box 10, Stanley, Virginia 22851. This information may also be accessed, without charge, by visiting the SEC’s Electronic Data Gathering and Retrieval Service EDGAR website at www.sec.gov.

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

The branch in Harrisonburg, Virginia is a brick facility, which was constructed in 2003. The building is situated on a 130 x 190 lot, which was originally purchased in 2002. The branch contains approximately 1,620 square feet. This full-service office is located next to a shopping center and has three drive-through lanes and a drive-up ATM. This branch is owned by the Bank.

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

The Bank’s data center is located next to the Bank’s main office in Stanley, Virginia. The data center building has approximately 25,760 square feet and was originally purchased on September 8, 1970, with substantial renovations being completed in 2005.

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

COMMON STOCK TRADE PRICES

2010	High	Low
First Quarter	$16.00	$13.50
Second Quarter	17.50	14.50
Third Quarter	16.00	14.50
Fourth Quarter	18.25	14.71

2009	High	Low
First Quarter	$17.00	$13.10
Second Quarter	15.00	13.75
Third Quarter	15.50	14.10
Fourth Quarter	16.05	15.30

There were 1,035,274 and 1,029,466 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2010 and 2009, respectively. There were 570 and 538 shareholders of record as of December 31, 2010 and 2009, respectively.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount

3/11/10	3/19/10	3/31/10	$.15
6/10/10	6/22/10	6/30/10	.15
9/09/10	9/22/10	9/30/10	.14
12/9/10	12/21/10	12/30/10	.14

Total for 2010			$.58

3/12/09	3/20/09	3/31/09	$.15
6/11/09	6/22/09	6/30/09	.14
9/10/09	9/21/09	9/30/09	.14
12/10/09	12/21/09	12/30/09	.14

Total for 2009			$.57

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

Stock Repurchases

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There were no repurchase transactions during 2010.

Item 6.	Selected Financial Data.

The following is selected financial data for the Company for the years ending December 31, 2010 and 2009. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2010	2009
Results of Operations
Interest and dividend income	$9,377	$9,468
Interest expense	1,764	2,800

Net interest income	7,613	6,668
Provision for loan losses	806	1,260

Net interest income after provision for loan losses	6,807	5,408
Noninterest income	1,151	1,241
Noninterest expense	5,215	4,869

Income before income taxes	2,743	1,780
Income tax expense	884	552

Net Income	$1,859	$1,228

Financial Condition, At Year End
Assets	$168,158	$159,903
Deposits	135,959	132,014
Loans, net of allowance	130,786	124,660
Stockholders’ Equity	19,395	17,916

Per Share Data
Net income per share, basic and diluted	$1.80	$1.20
Dividends per share	.58	.57
Book value per share	18.73	17.40

Performance Ratios
Return on average assets [1]	1.13%	0.78%
Return on average equity [1]	9.99%	7.05%
Dividend payout ratio	32.17%	47.49%
Average equity to average assets [1]	11.33%	11.13%

[1]	Ratios are based primarily on daily average balances

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2010 and 2009, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

Goodwill

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2010 and 2009. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. No impairment charges were recognized for the 2010 and 2009 reporting periods.

Financial Overview

The Company reported net earnings of $1.9 million for the year ending December 31, 2010, as compared to $1.2 million for 2009. This represents an increase of approximately 51%. Total earnings per share as of December 31, 2010 were $1.80 compared to $1.20 for the prior year.

According to Company records, net income for 2010 is the highest in the history of the institution. The increase in earnings of approximately $631,000 during 2010 is primarily the result of management’s proactive approach related to deposit and loan pricing in the current economic environment and assertive actions relating to problem loan identification and oversight.

The Company had asset growth of approximately $8.3 million during 2010, with approximately $6.1 million being attributed to increased loan volume. Investments in securities available for decreased by approximately $1.8 million for the period ending December 31, 2010, as compared to total securities available for sale at December 31, 2009. Investments in interest bearing deposits increased by $3.9 million for the period ending December 31, 2010, while investments in Federal Funds Sold increased by approximately $1.1 million for the same period compared to balances as of December 31, 2009. The Company’s deposit portfolio increased by approximately $3.9 million during 2010 as compared to total deposits as of December 31, 2009. The Company’s total capital was $19.4 million as of December 31, 2010 and remains above the established regulatory guidelines to be considered a well capitalized institution. The capital to asset ratio as of December 31, 2010 was 11.53% as compared to 11.20% as of December 31, 2009.

The Company’s book value as of December 31, 2010 was $18.73 per share, as compared to a book value of $17.40 per share as of December 31, 2009. This represents an increase of 7.64%. Shareholder dividend payments for 2010 totaled $0.58 per share compared to $0.57 per share for the prior year. This represents a 1.75% increase for the company’s shareholders.

Results of Operations

Net Interest Income

Net interest income increased $945,000 or 14.17% in 2010. The increase in net interest income for 2010 is primarily attributed to the decline in market interest rates, which have reduced the interest expense on deposits and borrowings during the year. Interest expense on deposits and borrowings decreased by $1.0 million or 37.00%, while total interest income on loans and investments decreased by $91,000 or 0.96%.

Interest income on securities available for sale decreased by $160,000 or 32.99% in 2010 compared to an decrease in the prior year of $134,000 or 21.65%. The average yields on securities decreased from 4.51% in 2009 to 3.96% in 2010. The decrease in average yield on securities is attributed to reinvestment activities during the year at lower market rates. Management makes every effort to maintain a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $150,000 in 2010, compared to $187,000 in 2009. This decrease is primarily attributed to the low rate environment.

The net interest margin on earning assets on a tax equivalent basis increased from 4.54% in 2009 to 4.95% in 2010, as a result of the reduced deposit expense related to lower market rates. Interest expense on borrowings decreased by $115,000 or 51.57%, with the average rates paid on borrowings being 1.04% in 2010, compared to 3.25% in 2009. Yields on total loans decreased from 7.04% in 2009 to 6.78% in 2010. The yield on commercial and agricultural loans increased from 6.48% in 2009 to 6.77% in 2010. Commercial and residential real estate loan yields have decreased from 6.53% in 2009 to 6.29% in 2010. Installment loan yields have decreased from 10.12% in 2009 to 9.67% in 2010.

Table I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In Thousands )

	2010			2009
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$6,481	$439	6.77%	$7,050	$457	6.48%
Real estate	107,393	6,754	6.29%	100,616	6,567	6.53%
Installment	16,002	1,548	9.67%	15,774	1,597	10.12%
Credit card	616	105	17.05%	619	117	18.90%

Total Loans	130,492	8,846	6.78%	124,059	8,738	7.04%
Federal funds sold	2,449	6	0.24%	2,507	6	0.24%
Interest bearing deposits	10,606	144	1.36%	8,225	181	2.20%
Securities
Taxable	5,439	195	3.59%	8,519	374	4.39%
Nontaxable[2]	6,515	278	4.27%	5,335	251	4.70%

Total Earning Assets	155,501	9,469	6.09%	148,645	9,550	6.42%

Allowance for loan losses	(2,250)			(1,860)
Nonearning assets	11,103			9,813

Total Assets	$164,354			$156,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand deposits	$20,238	$129	0.64%	$15,494	$158	1.02%
Savings	16,091	55	0.34%	16,070	116	0.72%
Time deposits	71,231	1,472	2.07%	74,305	2,303	3.10%

Total Interest Bearing Deposits	107,560	1,656	1.54%	105,869	2,577	2.43%
Borrowings	10,426	108	1.04%	6,870	223	3.25%

Total Interest Bearing Liabilities	117,986	1,764	1.50%	112,739	2,800	2.48%

Noninterest bearing deposits	26,518			25,776
Other liabilities	1,236			657

Total Liabilities	145,740			139,172
Stockholders’ equity	18,614			17,426

Total Liabilities and Stockholders’ Equity	$164,354			$156,598

Net Interest Earnings		$7,705			$6,750

Net Yield on Interest Earning Assets			4.95%			4.54%

[1]	Nonaccrual loans are included in computing the average balance.
[2]

An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income. The total tax equivalent adjustment was approximately $92,000 for 2010 and $82,000 for 2009.

Table II

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(Dollars in thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$(37)	$19	$(18)	$(46)	$(104)	$(150)
Real estate	443	(256)	187	176	(443)	(267)
Installment	23	(72)	(49)	(50)	(70)	(120)
Credit Card	(1)	(11)	(12)	13	(14)	(1)

Total Loans	428	(320)	108	93	(631)	(538)

Federal funds sold	—	—	—	(19)	(41)	(60)

Interest bearing deposits in banks	52	(89)	(37)	(60)	(111)	(171)

Investments
Taxable	(135)	(44)	(179)	(202)	(75)	(277)
Nontaxable	55	(28)	27	64	107	171

Total Securities	(80)	(72)	(152)	(138)	32	(106)

Total Earning Assets	$400	$(481)	$(81)	$(124)	$(751)	$(875)

Interest Expense
Demand deposits	$48	$(77)	$(29)	$33	$42	$75
Savings	—	(61)	(61)	4	(68)	(64)
Time deposits	(95)	(736)	(831)	51	(805)	(754)

Total Deposits	(47)	(874)	(921)	88	(831)	(743)

Borrowings	115	(230)	(115)	(201)	(12)	(213)

Total Liabilities	68	(1,104)	(1,036)	(113)	(843)	(956)

Net Interest Earnings	$332	$623	$955	$(11)	$92	$81

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Non-interest Income and Expense

Non-interest income decreased from $1.2 million in 2009 to approximately $1.1 million in 2010. This represents a decrease of $90,000 and is primarily attributed to reduced service charge income related to checking accounts and debit card activities, as well as losses incurred on the sale of certain investment securities in 2010 as compared to gains on the sale of investment securities in 2009. Service charge income decreased by $102,000 or 10.47%, while losses on securities transactions were $43,000 in 2010 compared to gains of $95,000 in 2009.

Non-interest expense increased by $346,000 or 7.11% from 2009 to 2010. Salaries and benefits increased by $410,000 or 19.46% in 2010 compared to a decrease of $316,000 or 13.04% in 2009. The increase in salaries and benefit expense during 2010 is the result of wage increases given to bank employees, as well as the addition of new salary expenses relating to staff positions that have remained vacant for an extended period of time. Management’s decisions in recent years regarding salary increases and hiring activities were of a conservative nature in an effort to control costs in the uncertain economic environment.

Equipment expenses decreased by $131,000 or 23.31% in 2010 compared to 2009 as a result of normal depreciation fluctuations. Other expenses increased by $77,000 from 2009 to 2010, which is the net result of increases and decreases in various operating costs.

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

The Company cannot predict whether any pending recommendations by the regulatory authorities, if implemented, may have an adverse or material impact on future operational results.

Securities

Securities as of December 31, 2010 totaled $12.1 million, which is a 12.13% decrease compared to the December 31, 2009 balance of $13.8 million. This decrease is the result of calls and maturities that occurred within the portfolio and management’s utilization of available funding to support loan growth and operational cash flow.

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

At December 31, 2010, the Company had investments in equity securities consisting primarily of common stocks and corporate bonds with a cost of $1.5 million and an estimated market value of $1.6 million. The equity securities are generally purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

The total available for sale investment portfolio at December 31, 2010 has a cost of $10.8 million and an estimated fair market value of $11.2 million. These investments include U.S. government and agency securities, state and municipal securities, and fixed mortgaged-backed securities.

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis as of December 31, 2010 and December 31, 2009:

	2010 Book Value	Weighted Average Yield	2009 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$3,500	0.01%	$2,000	0.01%
Maturing after one year & within five years	3,033	3.55%	1,398	4.36%
Maturing after five years & within ten years	1,727	5.02%	1,760	4.58%
Maturing after 10 years	1,040	5.50%	4,914	5.24%
Equity Securities	1,515		2,786

Total securities available for sale	$10,815	2.71%	$12,858	3.97%

Equity securities have been excluded from the weighted average yield calculations in the previous table. All tax exempt obligations included above have been stated on a tax equivalent basis using a 34% tax rate.

The Company accounts for investments under Accounting for Certain Investments in Debt and Equity Securities. This statement requires all securities to be classified at the point of purchase as trading securities, available for sale or held to maturity. See the notes to the financial statements for a discussion of the accounting policies for investments. The Company values its debt securities based on information supplied by its correspondent banks for actively traded obligations and by market comparison with similar obligations for non-rated investments. Investments in common stocks are based on the last trade prices as provided by the Company’s investment broker.

Loan Portfolio

Total net loans increased during 2010 from $124.7 million at December 31, 2009 to $130.8 million at December 31, 2010. This is an increase of $6.1 million or 4.91%. The increase in the loan portfolio was mainly in the categories of commercial real estate, residential mortgages, as well as personal installment loans.

Loans are stated at their face amount, net of unearned discount, and are shown in the following schedule:

	December 31, 2010	December 31, 2009
	(In Thousands)
Real Estate Loans
Construction & land loans	$6,283	$7,826
Residential Equity lines of credit	1,534	1,788
Residential 1-4 family	48,573	47,400
Residential second mortgages 1 - 4 family	4,161	3,998
Residential Multifamily	5,439	3,571
Commercial Agricultural loans	4,125	3,806
Commercial Municipal loans	164	78
Commercial Owner & Non-owner occupied	40,911	35,641

Total real estate loans	111,190	104,108

Commercial Non Real Estate loans	4,891	6,475

Consumer Non Real Estate loans
Personal Installments	16,688	15,669
Credit Cards	659	681
Overdrafts/Other	73	126

Total consumer installment loans	17,420	16,463

Gross Loans	133,501	127,059
Less unearned discount on loans	(373)	(454)

Loans, less unearned discount	133,128	126,605
Less allowance for loan losses	(2,342)	(1,945)

Net Loans Receivable	$130,786	$124,660

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The residential real estate loans, including equity lines of credit, residential 1–4 family first and second mortgages, and multifamily loans totaled $59.7 million as of December 31, 2010 as compared to $56.8 million at December 31, 2009. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The small business commercial real estate loans, including construction and land loans, agricultural/farm loans, and other business properties totaled $51.3 million as of December 31, 2010 as compared to $47.3 million at December 31, 2009. The increase in commercial real estate loans is primarily related to increased loan volume in the Harrisonburg and Charlottesville service area. Management has established specific lending criteria relating to commercial loans and considers the risk of loss in this loan category to be moderate.

A schedule of remaining maturities of selected loan categories as of December 31, 2010 is as follows:

	At December 31, 2010
	(In Thousands)
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial and Agricultural	$1,725	$2,679	$452	$4,856
Real estate construction	5,365	664	254	6,283

Total Maturities of Selected Loans	$7,090	$3,343	$706	$11,139

For maturities over one year:
Fixed rates	$3,843
Variable rates	206

$4,049

At December 31, 2010 construction loans were 4.80% percent of total net loans and commercial and agricultural loans were 3.71% of total net loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2010 and December 31, 2009:

	2010	2009
	(In Thousands)
Non-accrual Loans	$2,589	$1,373
Loans Past Due 90 days or more	76	253

Total non-performing assets	$2,665	$1,626

Allowance for loan losses to total loans	1.76%	1.54%

Non-performing Assets to total loans	2.00%	1.30%

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

Restructured loans are generally defined as those loans on which the original interest rate or repayment terms have been modified specifically due to the borrower’s financial hardship. Restructured loans totaled $875,000 as of December 31, 2010, which included $432,000 in loans that are classified as performing and in compliance with their modified terms. Approximately $443,000 in restructured loans were classified as nonperforming based on their past due or nonaccrual status as of December 31, 2010. Restructured loans as of December 31, 2009 totaled $777,000, with approximately $558,000 classified as performing and approximately $219,000 classified as nonperforming.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. Impaired loans not included in the non-accrual totals with specific allocations as of December 31, 2010 totaled approximately $448,000 compared to $1.3 million for the prior year. Impaired loans and other potential problem loans are monitored closely on an on-going basis and allocations are made in accordance with the Company’s allowance for loan loss calculations. Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for the probable and inherent risk of loss within the portfolio.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2010 and December 31, 2009:

	2010	2009
	(In Thousands)
Beginning balance	$1,945	$1,651
Provision charged to expense	806	1,260

Loan losses:
Commercial	—	131
Installment	334	377
Real estate	205	641
Credit card	19	11

Total Loan Losses	558	1,160

Recoveries:
Commercial	8	40
Installment	140	154
Real estate	1	—
Credit card	—	—
Total Loan Recoveries	149	194

Net Loan Losses	409	966

Balance at End of Period	$2,342	$1,945

Net Loan Losses as a Percent of Average loans	0.31%	0.78%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2010 and December 31, 2009:

	December 31, 2010			December 31, 2009
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
	(In Thousands)
Analysis of Ending Balance
Commercial	$222	9.48%	4.97%	$452	23.24%	5.68%
Real estate	1,702	72.67%	82.30%	804	41.34%	81.10%
Installment	406	17.34%	12.26%	662	34.03%	12.72%
Credit card	12	0.51%	0.47%	27	1.39%	0.50%

Total	$2,342	100.00%	100.00%	$1,945	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.76%			1.54%

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

The allowance for loan loss balance of $2,342 million at December 31, 2010, increased by approximately $397,000 from its level at December 31, 2009. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans and an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The cumulative balance in the allowance for loan loss account was equal to 1.76% and 1.54% of total loans at December 31, 2010 and December 31, 2009, respectively. The increase in the percentage of allowance to total loans is considered to be directionally consistent with trends in the portfolio.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of December 31, 2010 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Loan charge offs for 2010 decreased by $602,000 compared to the prior year, and loan loss recoveries decreased by $45,000. This resulted in an overall decrease of $557,000 in net loan charge offs for the period ending December 31, 2010 as compared to December 31, 2009. The decrease in charge offs is primarily related to a reduced amount of losses incurred on commercial and residential real estate loans as compared to the prior year.

The provision expense related to the allowance for loan loss for 2010 decreased by $454,000 as compared to 2009. This decrease is directly related to the reduced amount of charge offs noted above.

Management’s evaluation of the allowance for loan losses as of December 31, 2010 and December 31, 2009 concluded that the reserved amount was adequate to cover estimated losses inherent in the portfolio. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment, and Software

The Bank had purchases relating to premises, equipment and other fixed assets of approximately $132,000 during 2010. These purchases were primarily related to in-house software and equipment upgrades. The Bank continually monitors technological upgrades in the banking industry, and periodically, in order to achieve higher levels of internal operational efficiency, purchases new or additional equipment relating to such technologies. Management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

The Bank executed new contracts with its core data processing vendor during 2010 for various system enhancements relating to certain daily processing functions and operational software upgrades. One major element of these new contracts was the change from an in-house daily processing system to an outsourced environment, in which the core vendor now performs selected back-office operational support functions for the bank. The implementation of these new system functions are expected to provide cost savings and increased internal efficiencies to the Bank in future reporting periods.

Deposits

The Company’s total deposits as of December 31, 2010 were $135.9 million compared to $132.0 million at December 31, 2009. This increase of $3.9 million or 2.99% was primarily in the category of interest bearing demand deposits. Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity. Total interest bearing demand deposits totaled $23.1 million as of December 31, 2010 compared to $17.4 million at December 31, 2009. Total non-interest bearing demand deposits were $25.7 million as of December 31, 2010 compared to $27.3 million at December 31, 2009.

Total savings deposits as of December 31, 2010 were $15.7 million compared to $15.8 million as of December 31, 2009. This represents a decrease of approximately $56,000 or 0.35%. These accounts consist of passbook savings accounts and statement savings accounts. Management does not expect any major changes in the savings deposit portfolio in the near future.

Time accounts in the form of certificates of deposit instruments represent approximately 52.49% of the Bank’s total deposits. Total time deposits were $71.4 million as of December 31, 2010 compared to $71.5 million at December 31, 2009. Time deposits with a balance greater than $100,000 represent 38.59% of the Bank’s total time deposit portfolio.

The maturity schedule as of December 31, 2010 for certificates of deposit over $100,000 are shown below:

Maturity: (in thousands)

Less than 3 months	$11,262
3 to 12 months	8,593
1 to 3 years	7,484
Over 3 years	206

Total	$27,545

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. This represents a total credit line of approximately $65.9 million and $62.6 million as of December 31, 2010 and 2009, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $48.6 million at December 31, 2010. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2010, total outstanding borrowings with FHLB were $11.0 million. Of this total, approximately $9.0 million was in fixed rate principal reducing advances with a maturity date of March 1, 2013 and $2.0 million was a variable rate note with a maturity of August 30, 2011. The contractual maturities of the outstanding FHLB advances as of December 31, 2010 are shown below:

(In thousands)
Due in 2011	$2,000
Due in 2012	—
Due in 2013	9,000

Total	$11,000

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

The Company’s capital ratios exceed regulatory requirements and are considered to be in the well capitalized category under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 16.4% at December 31, 2010 compared to 15.9% at December 31, 2009. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 15.1% as of December 31 2010 compared to 14.6% at December 31, 2009.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2010 and December 31, 2009:

	2010	2009
	(In Thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$124,487	$119,356

Consolidated Tier 1 capital
Common stock	$518	$515
Retained Earnings	18,649	17,300
Goodwill excluded	(360)	(360)

Total Tier 1 capital	18,807	17,455

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,556	1,492

Total risk-based capital	$20,363	$18,947

Consolidated total risk-based capital ratio	16.4%
15.9%
Consolidated Tier 1 risk-based capital ratio	15.1%
14.6%
Consolidated Leverage ratio	11.4%
11.1%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

At December 31, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 34.19% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 43.69% at December 31, 2009. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank, which operates primarily in a rural environment.

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

Liquidity as of December 31, 2010 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2010 and 2009. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow funds at various terms and then match such maturities to specific repayment terms of loans. The matching of the assets and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2010:

(In Thousands)

	1 - 90 Days	91 - 365 Days	1 to 5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:
Loans	$8,412	$11,578	$65,694	$47,444	—	$133,128
Interest Bearing Bank deposits	5,384	—	5,250	—	—	10,634
Investment Securities	3,500	—	3,131	2,904	1,633	11,168
Restricted Stock	—	—	—	—	947	947
Federal Funds Sold	2,550	—	—	—	—	2,550

Total	19,846	11,578	74,075	50,348	2,580	158,427

Sources of Funds:
Demand Deposits
Interest bearing	23,104	—	—	—	—	23,104
Savings accounts	15,746	—	—	—	—	15,746
Time Deposits:
Over $ 100,000	11,262	8,593	7,690	—	—	27,545
Other certificates	8,322	16,563	18,940	—	—	43,825

Total deposits	58,434	25,156	26,630	—	—	110,220

Borrowings	2,000	—	9,000	—	—	11,000

Total	60,434	25,156	35,630	—	—	121,220

Discrete Gap	(40,588)	(13,578)	38,445	50,348	2,580	37,207

Cumulative Gap	(40,588)	(54,166)	(15,721)	34,627	37,207

Ratio of Cumulative Gap to Total Earning Assets	-25.62%	-34.19%	-9.92%	21.86%	23.49%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An also audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 28, 2011

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In Thousands, except share and per share data)

	2010	2009
ASSETS
Cash and due from banks	$4,373	$5,252
Interest-bearing deposits in other banks	10,634	6,724
Federal funds sold	2,550	1,500
Securities available for sale, at fair value	11,168	12,999
Restricted securities, at cost	947	788
Loans receivable, net of allowance of $2,342 in 2010 and $1,945 in 2009	130,786	124,660
Bank premises and equipment, net	3,359	3,582
Accrued interest receivable	681	644
Other real estate owned	244	352
Other assets	3,416	3,402

Total Assets	$168,158	$159,903

LIABILITIES

Deposits
Noninterest bearing	$25,739	$27,316
Interest bearing
Demand	23,104	17,381
Savings	15,746	15,802
Time deposits over $100,000	27,545	21,934
Other time deposits	43,825	49,581

Total Deposits	135,959	132,014

Accrued expenses and other liabilities	1,804	1,473
Borrowings	11,000	8,500

Total Liabilities	148,763	141,987

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,035,274 and 1,029,466 shares in 2010 and 2009, respectively	518	515
Retained earnings	18,649	17,300
Accumulated other comprehensive income, net	228	101

Total Stockholders’ Equity	19,395	17,916

Total Liabilities and Stockholders’ Equity	$168,158	$159,903

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands, except per share data)

	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans including fees	$8,846	$8,738	$9,276
Interest on securities – taxable	187	379	597
Interest on securities – nontaxable	138	106	22
Deposits and federal funds sold	150	187	418
Dividends	56	58	86

Total Interest and Dividend Income	9,377	9,468	10,399

INTEREST EXPENSE:
Deposits	1.656	2,577	3,320
Borrowings	108	223	436

Total Interest Expense	1,764	2,800	3,756

NET INTEREST INCOME	7,613	6,668	6,643
PROVISION FOR LOAN LOSSES	806	1,260	548

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,807	5,408	6,095

NONINTEREST INCOME:
Service charges on deposit accounts	872	974	917
Commission income	250	57	73
Gain (losses) on other real estate owned	(20)	29	(33)
Other income	92	86	107
Gains (losses) on security transactions	(43)	95	(553)

Total Noninterest Income	1,151	1,241	511

NONINTEREST EXPENSES:
Salaries and employee benefits	2,517	2,107	2,423
Occupancy expenses	350	332	358
Equipment expenses	431	562	656
ATM expenses	101	116	109
FDIC assessment	221	330	25
Sales and franchise tax	156	135	87
Supplies and printing	145	153	131
Director compensation and fees	158	165	170
Legal fees	125	60	100
Professional and audit fees	239	221	173
Telephone	117	110	149
Other expenses	655	578	609

Total Noninterest Expenses	5,215	4,869	4,990

INCOME BEFORE INCOME TAXES	2,743	1,780	1,616
INCOME TAX EXPENSE	884	552	505

NET INCOME	$1,859	$1,228	$1,111

PER SHARE DATA:
Net income, basic and diluted	$1.80	$1.20	$1.09

Dividends	$0.58	$0.57	$0.57

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2007	$506	$15,805	$(36)	$16,275

Comprehensive Income
Net Income		1,111		1,111
Changes in unrealized losses on securities, net of taxes
Unrealized holding losses arising during the period (net of tax effect of $296)			(471)
Reclassification adjustment for losses included in net income (net of tax effect of $210)			343	(128)

Total Comprehensive Income				983
Cash Dividends		(579)		(579)
Stock issued for compensation	3	123		126

BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805

Comprehensive Income
Net Income		1,228		1,228
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $190)			328
Reclassification adjustment for gains included in net income (net of tax effect of $32)			(63)	265

Total Comprehensive Income				1,493
Cash Dividends		(583)		(583)
Stock issued for compensation	6	195		201

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		1,859		1,859
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $70)			99
Reclassification adjustment for losses included in net income (net of tax effect of $15)			28	127

Total Comprehensive Income				1,986
Cash Dividends		(598)		(598)
Stock issued for compensation	3	88		91

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	(In Thousands)
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,859	$1,228	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	806	1,260	548
(Gain) loss on security transactions	43	(95)	553
Net amortization (accretion) on securities	27	19	—
Deferred income tax (benefit)	(126)	(152)	(49)
Depreciation	355	390	481
Stock based compensation	91	201	126
(Gain) loss of sale on other real estate	20	(29)	33
Net change in:
Accrued interest receivable	(37)	76	38
Other assets	29	(2,425)	(168)
Accrued expenses and other liabilities	331	546	(368)

Net Cash Provided by Operating Activities	3,398	1,019	2,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in other banks	(3,910)	5,172	(10,296)
Net change in federal funds sold	(1,050)	(1,400)	200
Net change in restricted securities	(159)	4	(112)
Proceeds from maturities, sales, and principal payments of securities available for sale	15,923	19,428	17,764
Purchase of securities available for sale	(13,951)	(16,712)	(22,679)
Net decrease (increase) in loans	(7,189)	(6,656)	5,449
Proceeds on sale of other real estate	344	625	335
Purchase of bank premises and equipment	(132)	(182)	(215)

Net Cash Provided By (Used in) Investing Activities	(10,124)	279	(9,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	4,090	7,177	(3,706)
Time deposits	(145)	(4,141)	5,329
Proceeds from borrowings	22,060	10,000	21,501
Curtailments of borrowings	(19,560)	(10,900)	(19,001)
Dividends paid	(598)	(583)	(579)

Net Cash Provided By Financing Activities	5,847	1,553	3,544

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(879)	2,851	(3,705)
Cash and cash equivalents, beginning of year	5,252	2,401	6,106

Cash and cash equivalents, end of year	$4,373	$5,252	$2,401

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$1,931	$3,007	$3,903
Income taxes	892	837	788

Supplemental Disclosure of non-cash activity:
Unrealized gain (loss) on securities available for sale	212	423	(214)
Other real estate acquired in settlement of loans	257	927	389

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, other-than-temporary impairment of securities, and fair value of financial instruments.

Subsequent Events - In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has concluded there were no material subsequent events to be disclosed.

Securities - Investment securities which the Company intends to hold until maturity or until called are classified as held to maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. At December 31, 2010 and 2009, the Company classified all securities as available for sale.

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

Loans Receivable - Loans receivable are intended to be held until maturity and are reported at their outstanding principal balance less any adjustments for charge offs, net of unearned interest, the allowance for loan losses, and deferred loan fees and costs. Interest is computed by methods which generally result in level rates of return on principal. Interest income is generally not recognized on non-accrual loans and payments received on such loans are applied as a reduction of the loan principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Company classifies all loans past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent.

The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection for all loan classes. Commercial non-real estate classes are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Real estate loans, which includes the residential, commercial, and construction land categories, are generally placed on nonaccrual status when principal and interest becomes 90 days past due. Consumer non-real estate loans, including personal automobile loans and all other individual loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 120 days past due. Revolving consumer credit card loans are not placed on nonaccrual but are generally charged-off if they reach 120 days past due, with unpaid fees and finance charges reversed against interest income. Consumer non-real estate loans are typically charged off between 90 and 120 days past due unless the loan is well secured and in the process of collection and are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. In most cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All other loan classes are generally charged off within the range of 90 to 180 days, unless there are specific or extenuating circumstances that warrant further collection or legal actions.

Interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Payments received on nonaccrual loans are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans are generally removed from nonaccrual status when the concern no longer exists as to the collectability of principal and interest and the borrower has been able to demonstrate a specific period of payment performance.

Allowance for Loan Losses – The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on the evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, concentrations of credit within the portfolio, loan growth trends, levels of adversely classified loans, past due trends, as well as other factors related to the knowledge and experience of lending personnel and legal, regulatory, or compliance issues related to lending practices. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The allowance consists of specific and various general components. The specific component relates to loans that are classified as either substandard or doubtful. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large commercial real estate loans and construction land loans are reviewed and evaluated on an annual basis or as they become deliquent so as to determine any possible impairment. Residential real estate loans are specifically evaluated for possible impairment on a case by case basis as they become delinquent or are identified as a potential problem credit. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer loans for impairment disclosures.

Troubled Debt Restructurings - In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

Restructured loans totaled $875,000 as of December 31, 2010, which included $432,000 in loans that are classified as performing and in compliance with their modified terms. Approximately $443,000 in restructured loans were classified as nonperforming based on their past due or nonaccrual status as of December 31, 2010. Restructured loans as of December 31, 2009 totaled $777,000, with approximately $558,000 classified as performing and approximately $219,000 classified as nonperforming.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Advertising Costs - The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $36,481, $40,542, and $36,462 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Adoption of New Accounting Standards – In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $1.2 million at December 31, 2010 and $1.1 million at December 31, 2009.

NOTE 4	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling approximately $3.8 million and $2.2 million at December 31, 2010 and 2009, respectively. Management has established acceptable risk tolerances relating to uninsured deposits in other banks and diversifies these funds in accordance with policy guidelines.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010
Available for Sale
U.S. government and agency securities	$4,500	$4	$—	$4,504
Mortgage-backed securities	1,040	75	—	1,115
State and municipals	3,760	156	—	3,916
Equity securities	1,515	118	—	1,633

	$10,815	$353	$—	$11,168

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009
Available for Sale
U.S. government and agency securities	$2,000	$—	$—	$2,000
Mortgage-backed securities	3,778	203	—	3,981
State and municipals	4,294	152	(7)	4,439
Equity securities	2,786	98	(305)	2,579

	$12,858	$453	$(312)	$12,999

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

Realized gains and losses on available for sale securities are summarized below:

	2010	2009	2008
	(In Thousands)

Gains	$169	$137	$175
Losses	(212)	(42)	(728)

Net Gains (Losses)	$(43)	$95	$(553)

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
		(In Thousands)

Due within one year	$3,500	$3,500
Due after one year through five years	3,034	3,130
Due five years through ten years	1,726	1,790
Due after ten years	1,040	1,115

	9,300	9,535
Equity securities	1,515	1,633

	$10,815	$11,168

Investment securities with a book value of $773 thousand at December 31, 2010 and $670 thousand at December 31, 2009 were pledged to secure public deposits and for other purposes required by law.

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. Management’s evaluation of the individual stocks and securities within the investment portfolios is performed on a quarterly basis and assesses the unrealized loss positions that exist to determine whether there is potential other than temporary impairment. The key factors considered during this evaluation process are the amount of unrealized loss, percentage decline in value, length of time in loss position, near-term prospects of the issuer, current market trading activity, financial strength ratings from industry reports, credit quality, credit ratings, continued dividend payments of the issuer, diversification or multiple holdings within particular funds, as well as management’s intent and ability to hold stocks until such time that they can recover in value and further assessment and determination that the institution will not be required to sell such investments to meet operational cash flow needs in the near future. In analyzing an issuer’s financial condition, management also considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES (Continued):

As of December 31, 2010, there were no securities in an unrealized loss position. Should unrealized losses exist within the securities portfolio, management’s practice is to perform a quarterly evaluation and assess numerous factors in determining if any such losses are considered to be other-than-temporarily impaired as previously discussed.

As of December 31, 2009, there were 7 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows (in thousands):

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

FHLB evaluates the excess capital stock of its members on a quarterly basis to determine stock repurchase activities. Additionally, FHLB generally pays quarterly dividends on the outstanding stock investment of each of its members.

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of December 31, 2010, the Bank’s investment in FHLB stock totaled approximately $871,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of December 31, 2010 and 2009 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	December 31, 2010	December 31, 2009
	(In Thousands)
Real Estate Loans
Construction & land loans	$6,283	$7,826
Residential Equity lines of credit	1,534	1,788
Residential 1-4 family	48,573	47,400
Residential second mortgages 1 - 4 family	4,161	3,998
Residential Multifamily	5,439	3,571
Commercial Agricultural loans	4,125	3,806
Commercial Municipal loans	164	78
Commercial Owner & Non-owner occupied	40,911	35,641

Total real estate loans	111,190	104,108

Commercial Non Real Estate loans	4,891	6,475

Consumer Non Real Estate loans
Personal Installments	16,688	15,669
Credit Cards	659	681

Overdrafts/Other	73	126

Total consumer installment loans	17,420	16,463

Gross Loans	133,501	127,059
Less unearned discount on loans	(373)	(454)

Loans, less unearned discount	133,128	126,605
Less allowance for loan losses	(2,342)	(1,945)

Net Loans Receivable	$130,786	$124,660

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit, residential 1 – 4 family first and second mortgages, and multifamily loans totaled $59.7 million as of December 31, 2010 as compared to $56.8 million at December 31, 2009. The small business commercial real estate loans, including construction and land loans, agricultural/farm loans, and other business properties totaled $51.3 million as of December 31, 2010 as compared to $47.3 million at December 31, 2009. Management has established specific lending criteria relating to real estate loans as a means of assessing the risk inherent in the portfolio.

Deposit account overdrafts are also classified as loans and totaled $74,000 and $113,000 as of December 31, 2010 and 2009, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2010 (in thousands):

Impaired Loans with a Recorded Allowance	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,378	$1,378	$540	$1,416	$4

Residential Real Estate
1-4 Family Residences	$982	$982	$180	$651	$35

Commercial Real Estate
Non-owner occupied	$220	$662	$175	$220	$—

Commercial – Non Real Estate
Industrial loans	$241	$241	$120	$202	$16

Totals	$2,821	$3,263	$1,015	$2,489	$55

There were no impaired loans without a recorded allowance as of December 31, 2010.

The following is a summary of information pertaining to impaired loans for the year ended December 31, 2009:

2009
(In Thousands)
Impaired loans with a valuation allowance	$2,237
Impaired loans without a valuation allowance	—

Total impaired loans	2,237

Valuation allowance related to impaired loans	624

Average investment in impaired loans	2,112

Interest income recognized on impaired loans	$93

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2010 (in thousands):

Past Due Loans by Class	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$708	$708

Commercial	—	—	589	589	3,878	4,467
Other – Land only	118	88	—	206	902	1,108

Residential Real Estate
Equity Lines of Credit	27	—	—	27	1,507	1,534
1-4 Family Residences	2,894	1,011	—	3,905	48,829	52,734
Multifamily Dwellings	—	—	—	—	5,439	5,439

Commercial Real Estate
Owner occupied	69	402	—	471	24,763	25,234
Non-owner occupied	182	—	—	182	15,495	15,677
Agricultural / Farm loans	—	—	5	5	4,120	4,125
Municipals	—	—	—	—	164	164

Commercial – Non Real Estate
Agricultural	$—	$5	$—	$5	$159	$164
Industrial	517	47	46	610	4,082	4,692
Municipals	—	—	—	—	35	35

Consumer – Non Real Estate
Credit Cards	26	5	—	31	628	659
Automobile loans	368	144	42	554	11,957	12,511
Other personal loans	108	28	7	143	4,107	4,250

Totals Gross Loans	$4,309	$1,730	$689	$6,728	$126,773	$133,501

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of December 31, 2010 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$1,378

Residential Real Estate
1-4 Family Residences	—	652

Commercial Real Estate
Non-owner occupied	—	412
Agricultural / Farm loans	5	—

Commercial Non-Real Estate
Industrial	$46	$123

Commercial Real Estate
Non-owner occupied	—	412
Agricultural / Farm loans	5	—

Consumer – Non Real Estate
Automobile loans	18	24
Other personal loans	7	—

Totals Gross Loans	$76	$2,589

Loans past due greater than 90 days and still accruing interest at December 31, 2010 and 2009 totaled $76,000 and $253,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $216,000 and $421,000, at December 31, 2010 and 2009, respectively. The nonaccrual loans excluded from impaired loan disclosure at December 31, 2010 consisted of one small business real estate loan and one consumer installment loan. A collateral evaluation has been performed on these accounts and management has concluded that a specific allocation was not warranted at this time.

Management has developed an internal loan risk rating system as part of its credit analysis process. Loans are assigned an appropriate risk grade at the time of origination based on specific assessment factors relating to the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loan grade assessments also include consideration of business cash flow and debt obligations. Risk grades are generally reviewed on an annual basis for credit relationships with total credit exposure of $500,000 or more, or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. Management utilizes both internal and external loan review processes as a means of monitoring the appropriateness of risk ratings across the loan portfolio.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The specific loan risk rating categories included in the Bank’s internal rating system include pass credits, pass-watch, special mention, substandard, doubtful, and loss. Pass credits generally consist of loans secured by cash or cash equivalents and loans to borrowers with a strong cash flow ratio, stable financial net worth and above average sources of liquidity to meet financial obligations. Pass-watch credits generally consist of loans to borrowers that may have minor, yet manageable, weaknesses related to the stability of cash flow and repayment sources and may require periodic monitoring. Special mention credits are loans that have identified weaknesses or adverse trends in the borrower’s financial position that could potentially impact the bank’s credit position at some future date if not monitored closely. Substandard credits are those loans that have been identified as having a well-defined, specific, or major weakness in the primary cash flow sources or upon which significant reliance is being placed on secondary sources of repayment due to the borrower’s financial difficulties. Potential for losses related to substandard credits is evaluated on a regular basis with specific allocations being made as needed, as well as other corrective actions necessary to protect the institution. Loans categorized as doubtful also have well defined weaknesses with the added characteristic of the likelihood that collection of payment in full is highly questionable or perhaps improbable. Loans classified as loss are considered to be totally uncollectible or of such little value that their continuance on the bank’s books as an asset is not warranted.

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2010 (in thousands):

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$699	$9	$—	$—	$—	$—	$708

Commercial	778	2,117	—	1,572	—	—	4,467
Other – Land only	898	183	27	—	—	—	1,108

Residential Real Estate
Equity Lines of Credit	1,514	20	—	—	—	—	1,534
1-4 Family Residences	44,943	5,094	2,490	207	—	—	52,734
Multifamily Dwellings	2,813	772	1,180	674	—	—	5,439

Commercial Real Estate
Owner occupied	10,268	12,862	1,703	401	—	—	25,234
Non-owner occupied	2,339	11,336	—	1,782	220	—	15,677
Agricultural / Farm loans	963	2,564	598	—	—	—	4,125
Municipals	138	26	—	—	—	—	164

Commercial – Non Real Estate
Agricultural	11	153	—	—	—	—	164
Industrial	1,688	2,753	128	—	123	—	4,692
Municipals	35	—	—	—	—	—	35

Consumer – Non Real Estate
Credit Cards	628	31	—	—	—	—	659
Automobile loans	12,470	6	35	—	—	—	12,511
Other personal loans	3,842	74	332	2	—	—	4,250

Totals Gross Loans	$84,027	$38,000	$6,493	$4,638	$343	—	$133,501

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses is as follows:

	(In Thousands)
	2010	2009	2008
Balance at beginning of year	$1,945	$1,651	$1,573
Provision charged to operating expense	806	1,260	548
Recoveries of loans charged off	149	194	311
Loan charge-offs	(558)	(1,160)	(781)

Balance at end of year	$2,342	$1,945	$1,651

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment by loan segment as of December 31,2010 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALL Lending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

Evaluated individually for impairment	540	180	175	120	—	1,015

Evaluated collectively for impairment	35	407	365	102	418	1,327

Total Gross Loans 12/31/2010	$6,283	$59,707	$45,200	$4,891	$17,420	$133,501

Evaluated individually for impairment	1,378	982	220	241	—	2,821

Evaluated collectively for impairment	4,905	58,725	44,980	4,650	17,420	130,680

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	BANK PREMISES and EQUIPMENT:

Bank premises, equipment and computer software included in the financial statements at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)
Land	$691	$691
Land improvements and buildings	4,463	4,457
Furniture and equipment	4,664	4,602
Computer software	1,341	1,276

	11,159	11,026
Less accumulated depreciation	7,800	7,444

Net	$3,359	$3,582

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2010 was $355,000. Depreciation and amortization expenses for 2009 and 2008 were $390,000 and $481,000, respectively.

NOTE 9	LEASE COMMITMENTS:

The Company has an annual lease commitment relating to its Charlottesville branch location. The lease agreement term for this office expires November 30, 2012 and provides the Company an option of extending the renewal thereafter. The following is a schedule of future estimated minimum lease requirements under the agreements:

(In Thousands)
2011	$25
2012	25

Total	$50

Lease expense, included in occupancy expense, was $22,000 for December 31, 2010 and December 31, 2009, and was $38,000 for the year ended December 31, 2008.

NOTE 10	DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits were $135.9 million and $132.0 million as of December 31, 2010 and 2009, respectively.

The Bank has two customers with large deposit balances exceeding 5% of total deposits as of December 31, 2010. The total deposit balances for these customers as of December 31, 2010 were $16.6 million or 12.23% of total deposits.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	DEPOSITS (Continued):

At December 31, 2010, time deposit scheduled maturities (in thousands) are as follows:

2011	$44,740
2012	19,893
2013	3,404
2014	1,280
2015	2,053

Total	$71,370

NOTE 11	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. This represents a total credit line of approximately $65.9 million and $62.6 million as of December 31, 2010 and 2009, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $48.6 million at December 31, 2010. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2010, total outstanding borrowings with FHLB were $11.0 million. Of this total, approximately $9.0 million was in fixed rate principal reducing advances with a maturity date of March 1, 2013 and $2.0 million was a variable rate note with a maturity of August 30, 2011. The contractual maturities of the outstanding FHLB advances as of December 31, 2010 are shown below:

(In thousands)
Due in 2011	$2,000
Due in 2012	—
Due in 2013	9,000

Total	$11,000

NOTE 12	DIVIDEND LIMITATION ON SUBSIDIARY BANK:

A principal source of funds of the Company is dividends transfers paid by the Bank. The amount of dividends the Bank may pay to the Company is regulated by the Federal Reserve. As of December 31, 2010, the maximum amount of dividends the Bank can pay to the Company is $3.7 million or 19.15% of the consolidated net assets, without requesting permission from the Federal Reserve Bank.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

The components of income tax expense are as follows:

	2010	2009	2008
	(In Thousands)

Current income tax expense	$1,010	$704	$554
Deferred income tax (benefit)	(126)	(152)	(49)

Income Tax Expense	$884	$552	$505

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2010	2009	2008
	(In Thousands)

Income taxes computed at the applicable federal income tax rate	$933	$605	$549
Increase (decrease) resulting from:
Tax-exempt income and dividends	(58)	(49)	(16)
State income taxes	(5)	3	(32)
Other	14	(7)	4

Income Tax Expense	$884	$552	$505

At December 31, the net deferred tax asset was made up of the following:

	2010	2009
	(In Thousands)

Deferred Tax Assets:
Provision for loan losses	$639	$519
Deferred compensation	32	37
Other real estate owned	42	77
Other	74	33

Total	$787	666

Deferred Tax Liabilities:
Depreciation	8	15
Cash surrender value of life insurance	43	39
Securities available for sale	124	40
Other	79	81

Total	254	175

Net Deferred Tax Asset	$533	$491

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2010, the most recent notification from the bank’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below:

						Minimum
			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(in thousands)
As of December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$20,363	16.4%	$9,959	≥	8.0%	N/A		N/A
Pioneer Bank	$17,065	14.0%	$9,774	≥	8.0%	$12,217	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$18,807	15.1%	$4,979	≥	4.0%	N/A		N/A
Pioneer Bank	$15,528	12.7%	$4,887	≥	4.0%	$7,330	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$18,807	11.4%	$6,616	≥	4.0%	N/A		N/A
Pioneer Bank	$15,528	9.6%	$6,493	≥	4.0%	$8,116	≥	5.0%

As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$18,947	15.9%	$9,548	≥	8.0%	N/A		N/A
Pioneer Bank	$15,249	13.2%	$9,275	≥	8.0%	$11,593	≥	10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$17,455	14.6%	$4,774	≥	4.0%	N/A		N/A
Pioneer Bank	$13,794	11.9%	$4,637	≥	4.0%	$6,956	≥	6.0%
Tier I Capital to Average Assets:
Consolidated	$17,455	11.1%	$6,273	≥	4.0%	N/A		N/A
Pioneer Bank	$13,794	9.0%	$6,132	≥	4.0%	$7,665	≥	5.0%

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	STOCK OPTION PLAN:

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

A summary of the activity in the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands) (1)
Options outstanding, 12/31/09	6,400	$16.58	4.00	$—
Options Granted	—	—
Options Exercised	800	12.75
Options Forfeited	—	—

Options outstanding, 12/31/10	5,600	$17.13	3.50

Options exercisable, 12/31/10	5,600	$17.13	3.50	$5

The intrinsic value of stock options exercised in 2010 and 2009 was $1,800 and $2,600, respectively.

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	EARNINGS PER SHARE:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,031,160	$1.80	1,022,931	$1.20	1,015,243	$1.09

Effect of dilutive securities:

Stock Options					286

Diluted earnings per share	1,031,160	$1.80	1,022,931	$1.20	1,015,529	$1.09

For 2010 and 2009, stock options representing 5,600 and 6,400 average shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

NOTE 17	OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments with off-balance sheet risks are as follows:

	December 31,
	2010	2009
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$5,110	$4,766
Loan commitments and letters of credit (commercial and personal)	4,110	4,894
Credit card unused credit limits	1,355	1,279

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

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Deposit account balances of executive officers and directors totaled $1.8 million and $1.6 million as of December 31, 2010 and 2009, respectively. Loan transactions to such related parties are shown in the following schedule:

	2010	2009
	(In Thousands)
Total loans, beginning of year	$658	$793
New loans	—	435
Payments	(419)	(570)

Total loans, end of year	$239	$658

NOTE 19	FAIR VALUE MEASUREMENTS:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2010
U.S. Government & Agency Securities	$4,504	$—	$4,504	$—
Mortgage-backed Securities	1,115	—	1,115	—
State & Municipals	3,916	—	3,916	—
Equity Securities	1,633	—	1,633	—

Total Available –for-sale securities	$11,168	$—	$11,168	$—

As of December 31, 2009
U.S. Government & Agency Securities	$2,000	$—	$2,000	$—
Mortgage-backed Securities	3,981	—	3,981	—
State & Municipals	4,439	—	4,439	—
Equity Securities	2,579	—	2,579	—

Total Available-for-sale securities	$12,999	$—	$12,999	$—

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business financial statement if not considered significant using observable market data. Internal collateral evaluations relating to commercial loans secured by business assets such as inventory and equipment are generally performed on an annual basis. However, since this is not a formalized or certified valuation, these evaluations are considered to be level 3 for fair value disclosure and reporting purposes. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

For residential and commercial real estate loans considered to be collateral dependent, appraisals or updated collateral evaluations are generally obtained in conjunction with specific allowance allocations and/or anticipated foreclosure proceedings, on a case by case basis, depending upon the strength of additional mitigating arrangements with individual borrowers. .

The amount outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of December 31, 2010 totaled approximately $680,000 and primarily consisted of residential real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Oher Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying values
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
As of December 31, 2010
Impaired Loans, net of allowance	$1,806	$—	$1,111	$695

Other Real Estate Owned	$244	$—	$244	$—

As of December 31, 2009
Impaired Loans, net of allowance	$1,613	$—	$936	$677

Other Real Estate Owned	$352	$—	$140	$212

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	FAIR VALUE MEASUREMENTS (continued):

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

At December 31, 2010 and 2009, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial Assets
Cash and due from banks	$4,373	$4,373	$5,252	$5,252
Interest bearing deposits in other banks	10,634	10,632	6,724	6,769
Federal funds sold	2,550	2,550	1,500	1,500
Securities available for sale	11,168	11,168	12,999	12,999
Loans, net	130,786	133,269	124,660	126,297
Accrued interest receivable	681	681	644	644
Financial Liabilities
Demand Deposits:
Non-interest bearing	25,739	25,739	27,316	27,316
Interest bearing	23,104	23,104	17,381	17,381
Savings deposits	15,746	15,746	15,802	15,802
Time deposits	71,370	72,313	71,515	73,098
Borrowings	11,000	11,073	8,500	8,497
Accrued interest payable	246	246	412	412

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

The Bank has a 401(k) Profit Sharing Plan covering full-time employees who have completed 180 days of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 3 percent of an employee’s annual compensation contributed to the Profit Sharing Plan. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee at 100% after six years of service. A year of vesting service is a Plan year during which an employee is credited with at least 1,000 hours of service. For the years ended December 31, 2010, 2009 and 2008, total expense attributable to this 401(k) plan amounted to approximately $44,000, $35,000 and $36,000, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The net expense attributable to this insurance plan was approximately $195,000, $179,000, and $180,000 for the years ending December 31, 2010, 2009, and 2008, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

	December 31,
	2010	2009
	(In Thousands)
ASSETS
Cash and cash equivalents	$1,051	$112
Investment in subsidiary	16,043	14,384
Securities available for sale	1,633	2,579
Bank premises and equipment, net	595	621
Other assets	118	220

Total Assets	$19,440	$17,916

LIABILITIES
Accrued expenses	$45	$—

Total Liabilities	45	—

STOCKHOLDERS’ EQUITY
Common stock	518	515
Retained earnings	18,649	17,300
Accumulated other comprehensive income, net	228	101

Total Stockholders’ Equity	19,395	17,916

Total Liabilities and Stockholders’ Equity	$19,440	$17,916

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF INCOME

	December 31,
	2010	2009	2008
	(In Thousands)
INCOME
Dividends from subsidiary	$260	$322	$576
Interest income	23	23	21
Dividend income	48	63	32
Security gains (losses)	(167)	(38)	(694)
Rent income	84	83	83
Other income	5	3	7

Total Income	253	456	25

EXPENSES
Compensation expense	75	65	82
Occupancy expenses	35	35	35
Equipment expense	—	—	1
Other operating expenses	75	78	195

Total Expenses	185	178	313

Net income (loss) before income tax expense (benefit) and undistributed income of subsidiary	68	278	(288)

INCOME TAX (BENEFIT) EXPENSE	(57)	(35)	333

Net income before undistributed income of subsidiary	125	313	45
Undistributed income of subsidiary	1,734	915	1,066

NET INCOME	$1,859	$1,228	$1,111

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF CASH FLOWS

	December 31,
	2010	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,859	$1,228	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,734)	(915)	(1,066)
Net amortization and accretion on securities	7	6	—
Loss on security sales	167	38	694
Depreciation	26	24	26
Stock based compensation	91	201	126
Net change in:
Other assets	(21)	89	(211)
Accrued expenses and other liabilities	45	(96)	45

Net Cash Provided by Operating Activities	440	575	725

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1.548	162	2,217
Purchase of securities available for sale	(451)	(299)	(2,652)

Net Cash Provided by (Used In) Investing Activities	1.097	(137)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(598)	(583)	(579)

Net Cash Used in Financing Activities	(598)	(583)	(579)

Net Increase (Decrease) in Cash and Cash Equivalents	939	(145)	(289)
Cash and Cash Equivalents, Beginning of Year	112	257	546

Cash and Cash Equivalents, End of Year	$1,051	$112	$257

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, as such term is defined in the Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

Item 9B.	Other Information.

Not Applicable

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Other than as provided below, all required information on (i) the directors and executive officers of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s 2011 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on executive officers who are not directors of the Company and are not included in the Definitive Proxy Statement:

Executive Officer	Age	Principal Occupation During Past Five Years

Lori G. Hassett	44	Vice President/Chief Financial Officer, Pioneer Bankshares, Inc. and Pioneer Bank

Item 11.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information

The following table sets forth information as of December 31, 2010 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity Compensation plans approved by security holders	5,600 shares	$17.13	0
Equity Compensation plans not approved by security holders	—	—	—

Total	5,600 shares	$17.13	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on certain relationships and related transactions, and director independence is detailed in the Definitive Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)

(1)	The response to this portion of Item 15 is included in Item 8 of this report.

(2)	The response to this portion of Item 15 is included in Item 8 of this report.

(3)	The following exhibits are attached hereto or incorporated by reference as part of this Form 10-K and this list includes the Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of Pioneer Bankshares, Inc.’s Form 10-K filed May 2, 2000, as amended).

3.2	Bylaws of Pioneer Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of Pioneer Bankshares, Inc.’s Form 10-SB filed May 2, 2000, as amended).

10.1	Pioneer Bankshares, Inc. (Formerly Page Bankshares, Inc.), 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10 of Pioneer Bankshares, Inc.’s Form 10-QSB filed August 12, 2002).

21	List of subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Exhibits

See Item 15(a)(3)above

(c)	Financial Statement Schedules

See Item 15(a)(2)above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pioneer Bankshares, Inc.

By: /s/ THOMAS R. ROSAZZA
Date:	3/28/2011	Thomas R. Rosazza
President and Chief Executive Officer

Date:	3/28/2011	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG	Director	3/24/2011
Robert E. Long

/s/ KYLE MILLER	Director	3/25/2011
Kyle Miller

/s/ PATRICIA G. BAKER	Director	3/23/2011
Patricia G. Baker

/s/ DAVID N. SLYE	Director	3/25/2011
David N. Slye

/s/ HARRY F. LOUDERBACK	Director	3/23/2011
Harry F. Louderback

/s/ JAMES F. PRINTZ	Director	3/28/2011
James F. Printz

/s/ MARK N. REED	Director	3/25/2011
Mark N. Reed

/s/ E. POWELL MARKOWITZ	Director	3/23/2011
E. Powell Markowitz

/s/ THOMAS R. ROSAZZA	President, Chief Executive Officer	3/28/2011
and Director

/s/ LORI G. HASSETT	Vice President,	3/28/2011
Lori G. Hassett	Chief Financial Officer