Form 10-Q
period 2011-03-31
PIONEER BANKSHARES INC/VA
filed 2011-05-16
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of May 13, 2011 were 1,036,074.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1.	Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,980	$4,373
Interest bearing deposits in banks	19,144	10,634
Federal funds sold	6,250	2,550
Securities available for sale, at fair value	13,015	11,168
Restricted securities	947	947
Loans receivable, net of allowance for loan losses of $2,455 and $2,342 respectively	128,714	130,786
Premises and equipment, net	3,292	3,359
Accrued interest receivable	678	681
Other real estate owned	250	244
Other assets	3,333	3,416

Total Assets	$179,603	$168,158

LIABILITIES

Deposits
Noninterest bearing demand	$26,692	$25,739
Interest bearing
Demand	34,550	23,104
Savings	16,367	15,746
Time deposits over $100,000	26,060	27,545
Other time deposits	46,191	43,825

Total Deposits	149,860	135,959

Accrued expenses and other liabilities	2,161	1,804
Long term debt	8,000	11,000

Total Liabilities	160,021	148,763

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,035,274 shares	518	518
Retained earnings	18,785	18,649
Accumulated other comprehensive income, net	279	228

Total Stockholders’ Equity	19,582	19,395

Total Liabilities and Stockholders’ Equity	$179,603	$168,158

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income:
Loans including fees	$2,190	$2,181
Interest on securities - taxable	24	52
Interest on securities - nontaxable	30	35
Interest on deposits and federal funds sold	30	32
Dividends	15	13

Total Interest and Dividend Income	2,289	2,313

Interest Expense:
Deposits	350	469
Borrowings	25	6

Total Interest Expense	375	475

Net Interest Income	1,914	1,838
Provision for loan losses	356	376

Net interest income after provision for loan losses	1,558	1,462

Noninterest Income:
Service charges and fees	208	210
Other income	55	108
Loss on security transactions	(1)	—

Total Noninterest Income	262	318

Noninterest Expense:
Salaries and benefits	656	572
Occupancy expenses	103	100
Equipment expenses	89	124
Other expenses	553	442

Total Noninterest Expenses	1,401	1,238

Income before Income Taxes	419	542
Income Tax Expense	128	171

Net Income	$291	$371

Per Share Data
Net income, basic and diluted	$0.28	$0.36

Dividends	$0.15	$0.15

Weighted Average Shares Outstanding, Basic and Diluted	1,035,274	1,029,466

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands of Dollars)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		371		371
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $19)			35	35

Total Comprehensive Income				406

Cash Dividends	—	(155)	—	(155)

BALANCE MARCH 31, 2010	$515	$17,516	$136	$18,167

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

Comprehensive Income
Net Income		291		291
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect $30)			50
Reclassification adjustment for losses included in net income (net of tax $ —)			1	51

Total Comprehensive Income				342

Cash Dividends	—	(155)	—	(155)

BALANCE MARCH 31, 2011	$518	$18,785	$279	$19,582

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$291	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	356	376
Depreciation and amortization	84	92
Loss on sale of securities	1	—
Net amortization on securities	5	8
Loss (gain) on sale of other real estate	10	(7)
Net change in:
Accrued interest receivable	3	23
Other assets	53	349
Accrued expense and other liabilities	357	(71)

Net Cash Provided by Operating Activities	1,160	1,141

Cash Flows from Investing Activities:
Net change in federal funds sold	(3,700)	600
Net change in interest bearing deposits	(8,510)	(9,851)
Net change in restricted securities	—	(103)
Proceeds from maturities and sales of securities available for sale	4,250	2,488
Purchase of securities available for sale	(6,022)	(3,500)
Net decrease (increase) in loans	1,630	(2,075)
Proceeds from sale of other real estate	70	148
Purchase of bank premises and equipment	(17)	(18)

Net Cash (Used in) Investing Activities	(12,299)	(12,311)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	13,020	4,283
Time deposits	881	377
Proceeds from borrowings	—	13,500
Curtailments of borrowings	(3,000)	(10,000)
Dividends paid	(155)	(155)

Net Cash Provided by Financing Activities	10,746	8,005

Cash and Cash Equivalents:
Net (decrease) in cash and cash equivalents	(393)	(3,165)
Cash and Cash Equivalents, beginning of year	4,373	5,252

Cash and Cash Equivalents, End of Period	$3,980	$2,087

Supplemental Disclosure of Cash Paid During the Period for Interest	$309	$500

Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	$81	$54
Loans transferred to other real estate owned	86	89

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. As of March 31, 2011 and December 31, 2010 the Company classified all securities as available for sale.

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

Loans Receivable – Loans receivable are intended to be held until maturity and are reported at their outstanding principal balance less any adjustments for charge offs, net of unearned interest, the allowance for loan losses, and deferred loan fees and costs. Interest is computed by methods which generally result in level rates of return on principal. Interest income is generally not recognized on non-accrual loans and payments received on such loans are applied as a reduction of the loan principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The Company classifies all loans past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent.

The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection for all loan classes. Commercial non-real estate classes are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. Real estate loans, which includes the residential, commercial, and construction land categories, are generally placed on nonaccrual status when principal and interest becomes 90 days past due. Consumer non-real estate loans, including personal auto mobile loans and all other individual loans are placed on nonaccrual status at varying intervals, based on the type of product, generally when principal and interest becomes between 90 days and 120 days past due. Revolving consumer credit card loans are not placed on nonaccrual but are generally charged-off if they reach 120 days past due, with unpaid fees and finance charges reversed against interest income. Consumer non-real estate loans are typically charged off between 90 and 120 days past due unless the loan is well secured and in the process of collection and are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. In most cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All other loan classes are generally charged off within the range of 90 to 180 days, unless there are specific or extenuating circumstances that warrant further collection or legal actions.

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

Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large commercial real estate loans and construction land loans are reviewed and evaluated on an annual basis or as they become delinquent so as to determine any possible impairment. Residential real estate loans are specifically evaluated for possible impairment on a case by case basis as they become delinquent or are identified as a potential problem credit. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not generally separately identify individual consumer loans for impairment disclosures.

Troubled Debt Restructurings – In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loan.

Restructured loans totaled $3.6 million as of March 31, 2011 compared to $875,000 as of December 31, 2010. The increase in the amount of loans being reported as restructured for the period ending March 31, 2011 is the result of management’s internal review of previously modified loans and is primarily associated with such loans being reclassified to comply with changes in regulatory guidance. As of March 31, 2011, approximately $2.7 million of these restructured loan balances were considered to be performing and in compliance with their modified terms, leaving approximately $900,000 classified as non-performing based on their past due or nonaccrual status. Restructured loans classified as performing as of December 31, 2010 were $432,000, with approximately $443,000 being classified as nonperforming based on their past due or nonaccrual status.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

The following summarizes the stock options outstanding as of March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/10	5,600	$17.13	3.50	$5
Options Granted	—
Options Exercised	—
Options Forfeited	—
Options outstanding, 3/31/11	5,600	$17.13	3.25

Options exercisable, 3/31/11	5,600	$17.13	3.25	$5

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at March 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

March 31, 2011

Available for Sale

U.S. government and agency securities	$6,000	$—	$—	$6,000

Mortgage-backed securities	927	66	—	993

State and municipals	3,756	206	—	3,962

Corporate Securities	477	35	—	512

Equity securities	1,421	129	(2)	1,548

	$12,581	$436	$(2)	$13,015

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

December 31, 2010

Available for Sale

U.S. government and agency securities	$4,500	$4	$—	$4,504

Mortgage-backed securities	1,040	75	—	1,115

State and municipals	3,760	156	—	3,916

Corporate Securities	478	35	—	513

Equity securities	1,037	83	—	1,120

	$10,815	$353	$—	$11,168

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. Management’s evaluation of the individual stocks and securities within the investment portfolios is performed on a quarterly basis and assesses the unrealized loss positions that exist to determine whether there is potential other than temporary impairment. The key factors considered during this evaluation process are the amount of unrealized loss, percentage decline in value, length of time in loss position, near-term prospects of the issuer, current market trading activity, financial strength ratings from industry reports, credit quality, credit ratings, continued dividend payments of the issuer, diversification or multiple holdings within particular funds, as well as management’s intent and ability to hold stocks until such time that they can recover in value and further assessment and determination that the institution will not be required to sell such investments to meet operational cash flow needs in the near future. In analyzing an issuer’s financial condition, management also considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of March 31, 2011, management has determined that the unrealized losses in the investment portfolio are temporary. Management does not expect to be required to sell these securities before such time that they recover in value and will continue to monitor the securities in a loss position for future impairment. Securities in an unrealized loss position at March 31, 2011 and December 31, 2010, by duration of the unrealized loss are shown in the following table.

NOTE 2	INVESTMENT SECURITIES (continued):

As of March 31, 2011 there were 2 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

Unrealized Losses

		Equity Securities	Total

Less than 12 Months	Fair Value	$69	$69
	Unrealized Losses	(2)	(2)

More than 12 Months	Fair Value	—	—
	Unrealized Losses	—	—

Total	Fair Value	69	69
	Unrealized Losses	(2)	(2)

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

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of March 31, 2011, the Bank’s investment in FHLB stock totaled approximately $871,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of March 31, 2011 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)
Real Estate Loans
Construction & land loans	$5,932	$6,283
Residential Equity lines of credit	1,595	1,534
Residential 1-4 family	49,630	48,573
Residential second mortgages 1-4 family	3,821	4,161
Residential Multifamily	5,472	5,439
Commercial Agricultural loans	4,094	4,125
Commercial Municipal loans	153	164
Commercial Owner & Non-owner occupied	38,146	40,911

Total real estate loans	108,843	111,190

Commercial Non Real Estate loans	5,188	4,891

Consumer Non Real Estate loans
Personal Installments	16,800	16,688
Credit Cards	630	659
Overdrafts/Other	54	73

Total consumer installment loans	17,484	17,420

Gross Loans	131,515	133,501
Less unearned discount on loans	(346)	(373)

Loans, less unearned discount	131,169	133,128
Less allowance for loan losses	(2,455)	(2,342)

Net Loans Receivable	$128,714	$130,786

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

Pioneer Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. Management has established specific lending criteria relating to real estate loans as a means of mitigating the risk inherent in the portfolio.

Deposit account overdrafts are also classified as loans and totaled $54,000 and $74,000 as of March 31, 2011 and December 31, 2010, respectively.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for period ending March 31, 2011 (in thousands):

Impaired Loans with a Recorded Allowance as of March 31, 2011	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,592	$2,034	$690	$1,592	$—

Residential Real Estate
1-4 Family Residences	$1,098	$1,098	$165	$1,098	$3

Commercial – Non Real Estate
Industrial loans	$337	$337	$194	$337	$6

Totals	$3,027	$3,469	$1,049	$3,027	$9

There were no impaired loans without a recorded allowance as of March 31, 2011.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2010 (in thousands):

Impaired Loans with a Recorded Allowance as of December 31, 2010	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,378	$1,378	$540	$1,416	$4

Residential Real Estate
1-4 Family Residences	$982	$982	$180	$651	$35

Commercial Real Estate
Non-owner occupied	$220	$662	$175	$220	$—

Commercial – Non Real Estate
Industrial loans	$241	$241	$120	$202	$16

Totals	$2,821	$3,263	$1,015	$2,489	$55

There were no impaired loans without a recorded allowance as of December 31, 2010.

The following table reflects the amounts of outstanding delinquencies by loan class as of March 31, 2011 (in thousands):

Past Due Loans by Class as of March 31, 2011	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$787	$787
Commercial	—	—	1,009	1,009	3,014	4,023
Other – Land only	61	—	—	61	1,061	1,122

Residential Real Estate
Equity Lines of Credit	—	—	—	—	1,595	1,595
1-4 Family Residences	3,011	—	560	3,571	49,880	53,451
Multifamily Dwellings	—	—	—	—	5,472	5,472

Commercial Real Estate
Owner occupied	213	69	—	282	23,125	23,407
Non-owner occupied	79	—	—	79	14,660	14,739
Agricultural / Farm loans	—	—	—	—	4,094	4,094
Municipals	—	—	—	—	153	153

Commercial – Non Real Estate
Agricultural	—	—	17	17	119	136
Industrial	3	3	—	6	5,017	5,023
Municipals	—	—	—	—	29	29

Consumer – Non Real Estate
Credit Cards	17	5	4	26	604	630
Automobile loans	239	104	32	375	13,060	13,435
Other personal loans	47	21	—	68	3,351	3,419

Totals Gross Loans	$3,670	$202	$1,622	$5,494	$126,021	$131,515

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of March 31, 2011 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$1,593

Residential Real Estate
1-4 Family Residences	—	560

Commercial Real Estate
Non-owner occupied	—	188

Commercial Non-Real Estate
Agricultural	17	—
Industrial	—	131

Consumer – Non Real Estate
Credit cards	4	—
Automobile loans	12	21

Totals Gross Loans	$33	$2,493

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2010 (in thousands):

Past Due Loans by Class as of December 31, 2010	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$708	$708
Commercial	—	—	589	589	3,878	4,467
Other – Land only	118	88	—	206	902	1,108

Residential Real Estate
Equity Lines of Credit	27	—	—	27	1,507	1,534
1-4 Family Residences	2,894	1,011	623	4,528	48,206	52,734
Multifamily Dwellings	—	—	—	—	5,439	5,439

Commercial Real Estate
Owner occupied	69	402	—	471	24,763	25,234
Non-owner occupied	182	—	220	402	15,275	15,677
Agricultural / Farm loans	—	—	5	5	4,120	4,125
Municipals	—	—	—	—	164	164

Commercial – Non Real Estate
Agricultural	$—	$5	$—	$5	$159	$164
Industrial	517	47	46	610	4,082	4,692
Municipals	—	—	—	—	35	35

Consumer – Non Real Estate
Credit Cards	26	5	—	31	628	659
Automobile loans	368	144	96	608	11,903	12,511
Other personal loans	108	28	7	143	4,107	4,250

Totals Gross Loans	$4,309	$1,730	$1,586	$7,625	$125,876	$133,501

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

Loans past due greater than 90 days and still accruing interest at March 31, 2011 and December 31, 2010 totaled $33,000 and $76,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $238,000 and $216,000, at March 31, 2011 and December 31, 2010, respectively. The nonaccrual loans excluded from impaired loan disclosure at March 31, 2011 and December 31, 2010 consisted primarily of two small business loans and several small consumer installment loans. A collateral evaluation has been performed on these accounts and management has concluded that a specific allocation was not warranted at this time.

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

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of March 31, 2011 (in thousands):

Loans By Class and Internal Risk Rating as of March 31, 2011	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$779	$8	$—	$—	$—	$—	$787
Commercial	178	2,253	—	1,372	220	—	4,023
Other – Land only	929	167	26	—	—	—	1,122

Residential Real Estate
Equity Lines of Credit	1,576	19	—	—	—	—	1,595
1-4 Family Residences	44,585	5,243	3,360	263	—	—	53,451
Multifamily Dwellings	2,780	763	1,173	756	—	—	5,472

Commercial Real Estate
Owner occupied	9,999	11,338	1,489	581	—	—	23,407
Non-owner occupied	2,190	10,765	—	1,784	—	—	14,739
Agricultural / Farm loans	1,218	2,280	596	—	—	—	4,094
Municipals	134	19	—	—	—	—	153

Commercial – Non Real Estate
Agricultural	10	126	—	—	—	—	136
Industrial	1,950	2,350	602	—	121	—	5,023
Municipals	29	—	—	—	—	—	29

Consumer – Non Real Estate
Credit Cards	604	22	4	—	—	—	630
Automobile loans	13,403	—	32	—	—	—	13,435
Other personal loans	3,323	55	40	1	—	—	3,419

Totals Gross Loans	$83,687	$35,408	$7,322	$4,757	$341	—	$131,515

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2010 (in thousands):

Loans By Class and Internal Risk Rating as of December 31, 2010	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$699	$9	$—	$—	$—	$—	$708
Commercial	778	2,117	—	1,572	—	—	4,467
Other – Land only	898	183	27	—	—	—	1,108

Residential Real Estate
Equity Lines of Credit	1,514	20	—	—	—	—	1,534
1-4 Family Residences	44,943	5,094	2,490	207	—	—	52,734
Multifamily Dwellings	2,813	772	1,180	674	—	—	5,439

Commercial Real Estate
Owner occupied	10,268	12,862	1,703	401	—	—	25,234
Non-owner occupied	2,339	11,336	—	1,782	220	—	15,677
Agricultural / Farm loans	963	2,564	598	—	—	—	4,125
Municipals	138	26	—	—	—	—	164

Commercial – Non Real Estate
Agricultural	11	153	—	—	—	—	164
Industrial	1,688	2,753	128	—	123	—	4,692
Municipals	35	—	—	—	—	—	35

Consumer – Non Real Estate
Credit Cards	628	31	—	—	—	—	659
Automobile loans	12,470	6	35	—	—	—	12,511
Other personal loans	3,842	74	332	2	—	—	4,250

Totals Gross Loans	$84,027	$38,000	$6,493	$4,638	$343	—	$133,501

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment, as well as a roll-forward representation of the activity that has occurred in the allowance account during the quarter ending March 31, 2011 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

YTD Charge-offs	—	(208)	—	(28)	(78)	(314)
YTD Recoveries	—	3	—	2	66	71
YTD Provision	159	233	(137)	68	33	356

ALLL ending Balance 3/31/2011	$734	$615	$403	$264	$439	$2,455

Evaluated individually for impairment	690	165	—	194	—	1,049

Evaluated collectively for impairment	44	450	403	70	439	1,406

Total Gross Loans 3/31/2011	$5,932	$60,518	$42,393	$5,188	$17,484	$131,515

Evaluated individually for impairment	1,592	1,098	—	337	—	3,027

Evaluated collectively for impairment	4,340	59,420	42,393	4,851	17,484	128,488

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment by loan segment as of December 31, 2010 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

Evaluated individually for impairment	540	180	175	120	—	1,015

Evaluated collectively for impairment	35	407	365	102	418	1,327

Total Gross Loans 12/31/2010	$6,283	$59,707	$45,200	$4,891	$17,420	$133,501

Evaluated individually for impairment	1,378	982	220	241	—	2,821

Evaluated collectively for impairment	4,905	58,725	44,980	4,650	17,420	130,680

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2011 and 2010, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2011		March 31, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,035,274	$0.28	1,029,466	$0.36

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,035,274	$0.28	1,029,466	$0.36

Stock options representing 5,600 and 6,400 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending March 31, 2011 and March 31, 2010, respectively.

NOTE 6	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $49.6 million, as of March 31, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At March 31, 2011, total outstanding borrowings with FHLB were $8.0 million. This outstanding balance is a fixed rate advance with scheduled principal payments due quarterly and a final maturity date of March 1, 2013.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
ATM Service Fees	$28	$25
Director Fees	31	30
FDIC Assessment Fees	68	55
Professional Fees	105	90
Supplies and Printing	33	23
Telephone Expense	31	30
Sales & Franchise Taxes	33	48
Other	224	141

Total	$553	$442

NOTE 8	FAIR VALUE MEASUREMENT:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Description	Balances Outstanding (In Thousands)	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2011
U.S. Government & Agency Securities	$6,000	$—	$6,000	$—
Mortgage-backed Securities	993	—	993	—
State & Municipals	3,962	—	3,962	—
Corporate Securities	512	—	512	—
Equity Securities	1,548	—	1,548	—

Total Available –for-sale securities	$13,015	$—	$13,015	$—

As of December 31, 2010
U.S. Government & Agency Securities	$4,504	$—	$4,504	$—
Mortgage-backed Securities	1,115	—	1,115	—
State & Municipals	3,916	—	3,916	—
Corporate Securities	513	—	513	—
Equity Securities	1,120	—	1,120	—

Total Available-for-sale securities	$11,168	$—	$11,168	$—

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

The outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of March 31, 2011 totaled approximately $892,000 compared to $680,000 as of December 31, 2010. These loans primarily consisted of residential real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2011
Impaired Loans, Net of allowance	$1,978	$—	$1,355	623

Other Real Estate Owned	$250	$—	$250	—

Assets as of December 31, 2010
Impaired Loans, Net of allowance	$1,806	$—	$1,111	$695

Other Real Estate Owned	$244	$—	$244	$—

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

At March 31, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial Assets

Cash and due from banks	$3,980	3,980	$4,373	$4,373

Interest bearing deposits in other banks	19,144	19,146	10,634	10,632

Federal funds sold	6,250	6,250	2,550	2,550

Securities available for sale	13,015	13,015	11,168	11,168

Loans, net	128,714	131,429	130,786	133,269

Accrued interest receivable	678	678	681	681

Financial Liabilities

Demand Deposits:

Non-interest bearing	26,692	26,692	25,739	25,739

Interest bearing	34,550	34,550	23,104	23,104

Savings deposits	16,367	16,367	15,746	15,746

Time deposits	72,251	73,010	71,370	72,313

Borrowings	8,000	8,057	11,000	11,073

Accrued interest payable	312	312	246	246

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

Overview

The Company reported net earnings of $291,000 for the first quarter of 2011, as compared to $371,000 for the first quarter of 2010. Total earnings per share for the quarter ended March 31, 2011 were $0.28 compared to $0.36 for the first quarter of 2010.

The Company had asset growth of approximately $11.4 million during the first quarter of 2011. Investments in securities available for sale increased by $1.8 million for the period ending March 31, 2011, as compared to total securities available for sale at December 31, 2010. Investments in interest bearing deposits increased by $8.5 million for the first quarter of 2011 and investments in Federal Funds Sold increased by approximately $3.7 million for the period ending March 31, 2011, as compared to balances as of December 31, 2010.

The Company’s loan portfolio decreased by approximately $2.1 million or 1.58% during the first quarter of 2011. The deposit portfolio increased by $13.9 million or 10.22% during the same period, with the majority of this growth being attributed to demand deposit accounts, which are expected to be temporary in nature due to one large deposit customer’s account fluctuations. The Company’s capital position as of March 31, 2011 was approximately $19.6 million, or 10.90% as a percentage of total assets.

The Company’s book value as of March 31, 2011 was $18.92 per share, as compared to a book value of $18.73 per share as of December 31, 2010. Shareholder dividend payments for the first quarter of 2011 were $0.15 per share, and were the same as the dividend amount paid for the first quarter of 2010.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic accounting standards: 1) Accounting for Contingencies, which requires that losses be accrued when they are considered to be probable and can be reasonably estimated, and 2) Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the market and the loan balance.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2011 and December 31, 2010. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $24,000 or 1.04% during the first quarter of 2011 as compared to the same period for 2010. Total interest expense decreased $100,000 or 21.05% during the three month period ending March 31, 2011, as compared to the same period of 2010. The decreases in interest income and interest expense resulted in a net interest income increase of $76,000 or 4.13% for the period ending March 31, 2011 compared to the period ending March 31, 2010. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income it also attributed to lower market rates for investments and other earning assets.

The average outstanding loan balances as of March 31, 2011 totaled $130.6 million, as compared to $128.0 million as of March 31, 2010. The average yield on loan balances outstanding has decreased from 6.82% as of March 31, 2010 to 6.71% as of March 31, 2011. This decrease in interest yield on loans has been largely impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.22% as of March 31, 2010 to 5.83% as of March 31, 2011, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 1.67% as of March 31, 2010 to 1.24% as of March 31, 2011. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin decreased from 4.96% as of March 31, 2010 to 4.88% as of March 31, 2011.

Noninterest Income

During the first quarter of 2011, non-interest income decreased by $56,000 or 17.61%, when compared to the same period last year. This decrease in non-interest income is primarily related to reduced commission and fee income related to the Bank’s subsidiary Pioneer Financial Services, LLC. Service charge was also slightly reduced, by approximately $2,000 or 0.95%.

Noninterest Expense

During the first quarter of 2011, non-interest expense increased by $163,000 or 13.17% in comparison to the same period last year. The primary factors contributing to this increase were FDIC insurance assessment fees, professional fees related to increased audit and consulting expenses, and increased salary and benefit expenses.

The increase in FDIC insurance assessments was $13,000 as of March 31, 2011, when compared to the prior year. This increase is directly related to the regulatory fees that are applicable to all insured banking institutions and the recent increase associated with the Federal Banking system. Federal Deposit Insurance Coverage limits were permanently increased to $250,000 per depositor during 2010. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. In December 2009, federally insured banking institutions were required to prepay deposit insurance premiums through December 2012. Future FDIC assessments will be based on the Company’s assigned risk category and any growth in deposits, as well as potential regulatory changes related to the insurance coverage and assessment process.

Professional fee expenses increased by approximately $15,000 as of March 31, 2011, when compared to the prior year. This increase is primarily associated with additional loan review services, outside consulting, and accruals for annual audit expense.

The increase in salaries and benefit expense was $84,000 as of March 31, 2011, when compared to the prior year. This increase is primarily attributed to the addition of new salary expenses relating to staff positions that have remained vacant for an extended period of time. Management’s decisions in previous years regarding salary increases and hiring activities were of a conservative nature in an effort to control costs in the uncertain economic environment.

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

As of March 31, 2011, the fair market value of securities available for sale was approximately $434,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities for operational cash flow purposes. Management continually monitors any securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, increased approximately $1.8 million during the first quarter of 2011. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 11.89% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

Loan Portfolio

The Company operates in a service area in the western portion of Virginia in the counties of Page, Greene, Rockingham and Albemarle, as well as the City of Harrisonburg and the City of Charlottesville, Virginia. The Company does not make a significant number of loans to borrowers outside its primary service area. The Company is active in local residential construction mortgages and consumer lending. Commercial lending includes loans to small and medium sized businesses within its service area.

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

During the first quarter of 2011, net loans decreased by approximately $2.1 million or 1.58%. The decrease in loan volume was primarily in the category of commercial real estate loans. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

The risk elements in lending activities include non-accrual loans, loans 90 days or more past due, restructured and impaired loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently as previously defined in the Company’s significant accounting policies. Restructured loans are loans on which the original interest rate or repayment terms have changed due to the borrower’s financial hardship and were previously discussed in Note 1.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2011 was $3.0 million compared to $2.8 million as of December 31, 2010.

Management has placed approximately $2.3 million of the Bank’s impaired loans in a nonaccrual status as of March 31, 2011. Impaired loans not in nonaccrual status as of March 31, 2011 were approximately $771,000. Specific allocations have been made to the allowance for loan loss account of approximately $1.0 million as of March 31, 2011, to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2011 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.5 million, at March 31, 2011, increased by approximately $113,000 from its level at December 31, 2010. The increase in the allowance balance is primarily attributed to additional specific allocations related to impaired loans, as well as, an increase in classified loans and management’s establishment of additional allocation factors for potential risk related to the increased volume of restructured loans. The increase in non-performing and classified assets is partially attributed to the deterioration that has occurred in the overall economic environment during the past two years and the impact this has had on the borrower’s ability to pay.

Management has made allocations based on the declining economic trends, concentrations of credit and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The increased allowance allocations noted above have contributed to an overall increase in the cumulative funding as a percentage of total loans. The cumulative balance in the allowance for loan loss account was equal to 1.87% and 1.76% of total loans at March 31, 2011 and December 31, 2010, respectively. The increase in the allowance for loan loss as a percentage of total loans is directionally consistent with the changes and trends that have been identified within the loan portfolio as of March 31, 2011.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of March 31, 2011 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of March 31, 2011 was $356,000 as compared to $376,000 for the same period last year.

Management’s evaluation of the allowance for loan losses as of March 31, 2011 and December 31, 2010 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first quarter of 2011, the Company had purchases relating to premises, equipment or other fixed assets of approximately $17,000. These purchases were primarily related to in-house software and equipment upgrades. The Bank continually monitors technological upgrades in the banking industry, and periodically, in order to achieve higher levels of internal operational efficiency, purchases new or additional equipment relating to such technologies. Management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

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

During the first quarter of 2011, total deposits increased by approximately $13.9 million or 10.22%, with the majority of this growth being attributed to demand deposit accounts, which are expected to be temporary in nature due to one large deposit customer’s account fluctuations. Non interest-bearing demand deposits increased by $953,000 or 3.70%, while interest-bearing demand deposits increased by $11.4 million or 49.54%. Savings deposit accounts increased by approximately $621,000 or 3.94%, while time deposits increased by approximately $881,000 or 1.23%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $49.6 million, as of March 31, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At March 31, 2011, total outstanding borrowings with FHLB were $8.0 million. This outstanding balance is a fixed rate advance with scheduled principal payments due quarterly and a final maturity date of March 1, 2013.

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

As of March 31, 2011 and December 31, 2010, the Company’s total capital-to-asset ratios were 10.90% and 11.53%, respectively. The Company’s Tier 1 risk-based capital ratio was 15.32% and the total risk-based capital ratio was 16.57% as of March 31, 2011. The Bank’s Tier 1 risk-based capital ratio was 13.06% and total risk-based capital ratio was 14.32% as of March 31, 2011. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of March 31, 2011 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of March 31, 2011 is considered to be adequate.

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

As of March 31, 2011, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 25.69% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 34.19% at December 31, 2010. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates
Interest Income Loans [1]
Commercial	$5,476	$91	6.65%	$7,023	$127	7.23%
Real estate	107,558	1,667	6.20%	104,729	1,650	6.30%
Installment	16,974	407	9.59%	15,634	377	9.65%
Credit card	620	25	16.13%	619	27	17.45%

Total Loans	130,628	2,190	6.71%	128,005	2,181	6.82%

Federal funds sold	5,455	3	0.22%	2,808	2	0.28%
Interest Bearing Deposits	13,074	27	0.83%	7,753	30	1.55%
Securities
Taxable	3,756	27	2.88%	5,198	54	4.16%
Nontaxable [2]	5,591	63	4.51%	6,498	70	4.31%

Total earning assets	158,504	2,310	5.83%	150,262	2,337	6.22%

Interest Expense
Demand deposits	25,666	44	0.69%	18,881	35	0.74%
Savings	16,029	13	0.32%	15,919	10	0.25%
Time deposits	69,584	293	1.68%	70,925	424	2.39%
Borrowings	9,256	25	1.08%	8,112	6	0.30%

Total Interest Bearing Liabilities	$120,535	$375	1.24%	$113,837	$475	1.67%

Net Interest Income		$1,935			$1,862

Net Interest Margin			4.88%			4.96%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2011

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$11,988	$7,801	$66,046	$45,334	$—	$131,169
Interest bearing bank deposits	11,394	4,750	3,000	—	—	19,144
Investment securities[2]	5,000	—	3,133	2,822	2,060	13,015
Restricted stock	—	—	—	—	947	947
Federal funds sold	6,250	—	—	—	—	6,250

Total	34,632	12,551	72,179	48,156	3,007	170,525

Sources of Funds:

Interest bearing demand deposits	34,550	—	—	—	—	34,550
Regular savings	16,367	—	—	—	—	16,367
Certificates of deposit $100,000 and over	6,745	9,099	10,216	—	—	26,060
Other certificates of deposit	8,637	15,593	21,961	—	—	46,191
Borrowings	—	—	8,000	—	—	8,000

Total	$66,299	$24,692	$40,177	$—	$—	$131,168

Discrete Gap	$(31,667)	$(12,141)	$32,002	$48,156	$3,007	$39,357

Cumulative Gap	$(31,667)	$(43,808)	$(11,806)	$36,350	$39,357

Ratio of Cumulative Gap To Total Earning Assets at March 31, 2011	-18.57%	-25.69%	-6.92%	21.32%	23.08%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2010	-25.62%	-34.19%	-9.92%	21.86%	23.49%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2011.

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

PIONEER BANKSHARES, INC.

	By:	/s/ THOMAS R. ROSAZZA
Date: May 13, 2011	Thomas R. Rosazza
President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer