Form 10-Q
period 2011-06-30
PIONEER BANKSHARES INC/VA
filed 2011-08-12
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of August 12, 2011 were 1,032,418.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2011	December 31 2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$4,880	$4,373
Interest bearing deposits in banks	11,020	10,634
Federal funds sold	500	2,550
Securities available for sale, at fair value	9,709	11,168
Restricted securities	857	947
Loans receivable, net of allowance for loan losses of $2,313 and $2,342 respectively	129,685	130,786
Premises and equipment, net	3,300	3,359
Accrued interest receivable	710	681
Other real estate owned	1,228	244
Other assets	3,327	3,416

Total Assets	$165,216	$168,158

LIABILITIES

Deposits
Noninterest bearing demand	$28,812	$25,739
Interest bearing
Demand	21,473	23,104
Savings	15,998	15,746
Time deposits over $100,000	25,473	27,545
Other time deposits	44,860	43,825

Total Deposits	136,616	135,959

Accrued expenses and other liabilities	1,847	1,804
Long term debt	7,000	11,000

Total Liabilities	145,463	148,763

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, 1,038,134 and 1,035,274 shares outstanding, respectively	519	518
Retained earnings	19,004	18,649
Accumulated other comprehensive income, net	230	228

Total Stockholders’ Equity	19,753	19,395

Total Liabilities and Stockholders’ Equity	$165,216	$168,158

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Interest and Dividend Income:
Loans including fees	$2,231	$2,192
Interest on securities - taxable	21	51
Interest on securities - nontaxable	30	35
Interest on deposits and federal funds sold	27	39
Dividends	13	14

Total Interest and Dividend Income	2,322	2,331

Interest Expense:
Deposits	347	420
Long term debt	22	43

Total Interest Expense	369	463

Net Interest Income	1,953	1,868
Provision for loan losses	376	122

Net interest income after provision for loan losses	1,577	1,746

Noninterest Income:
Service charges and fees	230	219
Other income	16	67
Gain (loss) on securities transactions	110	(54)

Total Noninterest Income	356	232

Noninterest Expense:
Salaries and benefits	664	632
Occupancy expenses	123	84
Equipment expenses	78	141
Other expenses	577	531

Total Noninterest Expenses	1,442	1,388

Income before Income Taxes	491	590
Income Tax Expense	159	177

Net Income	$332	$413

Per Share Data
Net income, basic and diluted	$0.32	$0.40

Dividends	$0.15	$0.15

Weighted Average Shares Outstanding, Basic and Diluted	1,035,934	1,030,181

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Interest and Dividend Income:
Loans including fees	$4,421	$4,373
Interest on securities - taxable	45	103
Interest on securities - nontaxable	60	70
Interest on deposits and federal funds sold	57	71
Dividends	28	27

Total Interest and Dividend Income	4,611	4,644

Interest Expense:
Deposits	697	889
Long term debt	47	49

Total Interest Expense	744	938

Net Interest Income	3,867	3,706
Provision for loan losses	732	498

Net interest income after provision for loan losses	3,135	3,208

Noninterest Income:
Service charges and fees	438	429
Other income	71	175
Gain (Loss) on securities transactions	109	(54)

Total Noninterest Income	618	550

Noninterest Expense:
Salaries and benefits	1,320	1,204
Occupancy expenses	226	184
Equipment expenses	167	265
Other expenses	1,130	973

Total Noninterest Expenses	2,843	2,626

Income before Income Taxes	910	1,132
Income Tax Expense	287	348

Net Income	$623	$784

Per Share Data
Net income, basic and diluted	$0.60	$0.76

Dividends	$0.30	$0.30

Weighted Average Shares Outstanding, Basic and Diluted	1,035,606	1,029,849

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916
Comprehensive Income
Net Income		784		784
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $36)			(67)
Reclassification adjustment for losses included in net income (net of tax effect of $18)			36	(31)

Total Comprehensive Income				753
Stock issued for compensation	1	44	—	45
Cash Dividends	—	(309)	—	(309)

BALANCE JUNE 30, 2010	$516	$17,819	$70	$18,405

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

Comprehensive Income
Net Income		623		623
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $37)			74
Reclassification adjustment for gains included in net income (net of tax effect of $37)			(72)	2

Total Comprehensive Income				625
Stock issued for compensation	1	43	—	44
Cash Dividends	—	(311)	—	(311)

BALANCE JUNE 30, 2011	$519	$19,004	$230	$19,753

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$623	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	732	498
Depreciation and amortization	164	182
(Gains) Loss on sale of securities	(109)	54
Net amortization on securities	11	14
Stock issued for compensation	44	45
Loss (Gain) on sale of other real estate	21	(7)
Net change in:
Accrued interest receivable	(29)	(23)
Other assets	91	312
Accrued expense and other liabilities	43	(225)

Net Cash Provided by Operating Activities	1,591	1,634

Cash Flows from Investing Activities:
Net change in federal funds sold	2,050	1,300
Net change in interest bearing deposits	(386)	(4,677)
Net change in restricted securities	90	(216)
Proceeds from maturities and sales of securities available for sale	12,021	6,483
Purchase of securities available for sale	(10,464)	(7,500)
Net (increase) in loans	(782)	(4,194)
Proceeds from sale of other real estate	146	148
Purchase of bank premises and equipment	(105)	(42)

Net Cash Provided by (Used in) Investing Activities	2,570	(8,698)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	1,694	1,174
Time deposits	(1,037)	2,167
Proceeds from borrowings	—	16,000
Curtailments of borrowings	(4,000)	(13,500)
Dividends paid	(311)	(309)

Net Cash (Used in) Provided by Financing Activities	(3,654)	5,532

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	507	(1,532)
Cash and Cash Equivalents, beginning of year	4,373	5,252

Cash and Cash Equivalents, End of Period	$4,880	$3,720

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$785	$1,071
Income taxes	$335	$472

Supplemental Disclosure of non-cash activity:
Unrealized (loss) on securities available for sale	—	(49)
Loan balances transferred to OREO	1,151	89

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. As of June 30, 2011 and December 31, 2010 the Company classified all securities as available for sale.

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

Restructured loans totaled $4.2 million as of June 30, 2011 compared to $875,000 as of December 31, 2010. The increase in the amount of loans being reported as restructured for the period ending June 30, 2011 is the result of management’s internal review of previously modified loans and is primarily associated with such loans being reclassified to comply with changes in regulatory guidance. As of June 30, 2011, approximately $2.9 million of these restructured loan balances were considered to be performing and in compliance with their modified terms, leaving approximately $1.3 million classified as non-performing based on their past due or nonaccrual status. Restructured loans classified as performing as of December 31, 2010 were $432,000, with approximately $443,000 being classified as nonperforming based on their past due or nonaccrual status.

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

Bank Premises and Equipment – Land values are carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense over estimated useful lives ranging from 3 to 40 years, on a straight-line method.

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

The following summarizes the stock options outstanding as of June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/10	5,600	$17.13	3.50	$5
Options Granted	—
Options Exercised	800	12.75
Options Forfeited	—

Options outstanding, 6/30/11	4,800	$17.86	3.50

Options exercisable, 6/30/11	4,800	$17.86	3.50	$—

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at June 30, 2011 and December 31, 2010 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2011

Available for Sale

U.S. government and agency securities	$4,001	$4	$—	$4,005

Mortgage-backed securities	846	68	—	914

State and municipals	3,752	223	—	3,975

Corporate Securities	474	37	—	511

Equity securities	283	21	—	304

	$9,356	$353	$—	$9,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010

Available for Sale

U.S. government and agency securities	$4,500	$4	$—	$4,504

Mortgage-backed securities	1,040	75	—	1,115

State and municipals	3,760	156	—	3,916

Corporate Securities	478	35	—	513

Equity securities	1,037	83	—	1,120

	$10,815	$353	$—	$11,168

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

As of June 30, 2011 and December 31, 2010 there were no securities in an unrealized loss position.

Should unrealized losses exist or arise within the securities portfolio, management’s practice is to perform a quarterly evaluation and assess numerous factors in determining if any such losses are considered to be other-than-temporarily impaired as previously discussed.

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

Additionally, FHLB generally pays quarterly dividends on the outstanding stock investment of each of its members. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. For the period ending June 30, 2011, the Bank’s investment in FHLB stock totaled approximately $781,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of June 30, 2011 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Real Estate Loans
Construction & land loans	$5,047	$6,283
Residential Equity lines of credit	1,683	1,534
Residential 1-4 family	51,440	48,573
Residential second mortgages 1 - 4 family	3,671	4,161
Residential Multifamily	5,434	5,439
Commercial Agricultural loans	3,904	4,125
Commercial Municipal loans	203	164
Commercial Owner & Non-owner occupied	36,542	40,911

Total real estate loans	107,924	111,190

Commercial Non Real Estate loans	5,932	4,891

Consumer Non Real Estate loans

Personal Installments	17,755	16,688
Credit Cards	675	659
Overdrafts/Other	36	73

Total consumer installment loans	18,466	17,420

Gross Loans	132,322	133,501
Less unearned discount on loans	(324)	(373)

Loans, less unearned discount	131,998	133,128
Less allowance for loan losses	(2,313)	(2,342)

Net Loans Receivable	$129,685	$130,786

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

Deposit account overdrafts are also classified as loans and totaled $64,000 and $74,000 as of June 30, 2011 and December 31, 2010, respectively.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for period ending June 30, 2011 (in thousands):

Impaired Loans with a Recorded Allowance as of June 30, 2011	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$577	$577	$175	$580	$—

Residential Real Estate
1-4 Family Residences	$715	$715	$195	$715	$20

Commercial Real Estate
Agricultural/Farm Loans	$364	$364	$100	$364	$6

Commercial – Non Real Estate
Industrial loans	$325	$325	$192	$330	$10

Totals	$1,981	$1,981	$662	$1,989	$36

There were no impaired loans without a recorded allowance as of June 30, 2011.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2010 (in thousands):

Impaired Loans with a Recorded Allowance as of December 31, 2010	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,378	$1,378	$540	$1,416	$4

Residential Real Estate
1-4 Family Residences	$982	$982	$180	$651	$35

Commercial Real Estate
Non-owner occupied	$220	$662	$175	$220	$—

Commercial – Non Real Estate
Industrial loans	$241	$241	$120	$202	$16

Totals	$2,821	$3,263	$1,015	$2,489	$55

There were no impaired loans without a recorded allowance as of December 31, 2010.

The following table reflects the amounts of outstanding delinquencies by loan class as of June 30, 2011 (in thousands):

Past Due Loans by Class as of June 30, 2011	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$1,273	$1,273
Commercial	—	—	—	—	2,647	2,647
Other – Land only	60	—	—	60	1,067	1,127

Residential Real Estate
Equity Lines of Credit	—	—	—	—	1,683	1,683
1-4 Family Residences	17	1,163	159	1,339	53,772	55,111
Multifamily Dwellings	—	—	—	—	5,434	5,434

Commercial Real Estate
Owner occupied	30	68	—	98	22,455	22,553
Non-owner occupied	—	—	—	—	13,989	13,989
Agricultural / Farm loans	—	—	—	—	3,904	3,904
Municipals	—	—	—	—	203	203

Commercial – Non Real Estate
Agricultural	—	—	—	—	97	97
Industrial	308	—	18	326	5,486	5,811
Municipals	—	—	—	—	24	24

Consumer – Non Real Estate
Credit Cards	25	3	8	36	639	675
Automobile loans	321	110	39	470	12,656	13,126
Other personal loans	34	55	3	92	4,573	4,665

Totals Gross Loans	$795	$1,399	$227	$2,421	$129,901	$132,322

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of June 30, 2011 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$578

Residential Real Estate
1-4 Family Residences	—	731

Commercial Real Estate
Non-owner occupied	—	183

Commercial Non-Real Estate
Industrial	18	220

Consumer – Non Real Estate
Credit cards	8	—
Automobile loans	39	—
Other consumer loans	3	—

Totals Gross Loans	$68	$1,712

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2010 (in thousands):

Past Due Loans by Class as of December 31, 2010	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$708	$708
Commercial	—	—	589	589	3,878	4,467
Other – Land only	118	88	—	206	902	1,108

Residential Real Estate
Equity Lines of Credit	27	—	—	27	1,507	1,534
1-4 Family Residences	2,894	1,011	623	4,528	48,206	52,734
Multifamily Dwellings	—	—	—	—	5,439	5,439

Commercial Real Estate
Owner occupied	69	402	—	471	24,763	25,234
Non-owner occupied	182	—	220	402	15,275	15,677
Agricultural / Farm loans	—	—	5	5	4,120	4,125
Municipals	—	—	—	—	164	164

Commercial – Non Real Estate
Agricultural	$—	$5	$—	$5	$159	$164
Industrial	517	47	46	610	4,082	4,692
Municipals	—	—	—	—	35	35

Consumer – Non Real Estate
Credit Cards	26	5	—	31	628	659
Automobile loans	368	144	96	608	11,903	12,511
Other personal loans	108	28	7	143	4,107	4,250

Totals Gross Loans	$4,309	$1,730	$1,586	$7,625	$125,876	$133,501

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of December 31, 2010 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$1,378

Residential Real Estate
1-4 Family Residences	—	652

Commercial Real Estate
Non-owner occupied	—	412
Agricultural / Farm loans	5	—

Commercial Non-Real Estate
Industrial	46	123

Consumer – Non Real Estate
Automobile loans	18	24
Other personal loans	7	—

Totals Gross Loans	$76	$2,589

Loans past due greater than 90 days and still accruing interest at June 30, 2011 and December 31, 2010 totaled $68,000 and $76,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $209,000 and $216,000, at June 30, 2011 and December 31, 2010, respectively. The nonaccrual loans excluded from impaired loan disclosure at June 30, 2011 and December 31, 2010 consisted primarily of two small business loans and several small consumer installment loans.

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

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of June 30, 2011 (in thousands):

Loans By Class and Internal Risk Rating as of June 30, 2011	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$1,266	$7	$—	$—	$—	$—	$1,273
Commercial	—	2,070	—	577	—	—	2,647
Other – Land only	907	195	25	—	—	—	1,127

Residential Real Estate
Equity Lines of Credit	1,647	36	—	—	—	—	1,683
1-4 Family Residences	45,002	7,055	2,794	260	—	—	55,111
Multifamily Dwellings	2,761	753	1,165	755	—	—	5,434

Commercial Real Estate
Owner occupied	7,960	11,572	2,442	579	—	—	22,553
Non-owner occupied	1,874	8,927	1,409	1,779	—	—	13,989
Agricultural / Farm loans	1,086	2,225	593	—	—	—	3,904
Municipals	190	13	—	—	—	—	203

Commercial – Non Real Estate
Agricultural	18	79	—	—	—	—	97
Industrial	2,245	2,752	603	—	211	—	5,811
Municipals	24	—	—	—	—	—	24

Consumer – Non Real Estate
Credit Cards	639	28	8	—	—	—	675
Automobile loans	13,097	—	29	—	—	—	13,126
Other personal loans	4,584	40	40	1	—	—	4,665

Totals Gross Loans	$83,300	$35,752	$9,108	$3,951	$211	$—	$132,322

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2010 (in thousands):

Loans By Class and Internal Risk Rating as of December 31, 2010	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$699	$9	$—	$—	$—	$—	$708
Commercial	778	2,117	—	1,572	—	—	4,467
Other – Land only	898	183	27	—	—	—	1,108

Residential Real Estate
Equity Lines of Credit	1,514	20	—	—	—	—	1,534
1-4 Family Residences	44,943	5,094	2,490	207	—	—	52,734
Multifamily Dwellings	2,813	772	1,180	674	—	—	5,439

Commercial Real Estate
Owner occupied	10,268	12,862	1,703	401	—	—	25,234
Non-owner occupied	2,339	11,336	—	1,782	220	—	15,677
Agricultural / Farm loans	963	2,564	598	—	—	—	4,125
Municipals	138	26	—	—	—	—	164

Commercial – Non Real Estate
Agricultural	11	153	—	—	—	—	164
Industrial	1,688	2,753	128	—	123	—	4,692
Municipals	35	—	—	—	—	—	35

Consumer – Non Real Estate
Credit Cards	628	31	—	—	—	—	659
Automobile loans	12,470	6	35	—	—	—	12,511
Other personal loans	3,842	74	332	2	—	—	4,250

Totals Gross Loans	$84,027	$38,000	$6,493	$4,638	$343	$—	$133,501

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment, as well as a roll-forward representation of the activity that has occurred in the allowance account during the quarter ending June 30, 2011 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

YTD Charge-offs	(391)	(287)	—	(31)	(168)	(877)
YTD Recoveries	—	4	—	2	110	116
YTD Provision	42	406	(4)	87	201	732

ALLL ending Balance 6/30/2011	$226	$710	$536	$280	$561	$2,313

Evaluated individually for impairment	175	195	100	192	—	662

Evaluated collectively for impairment	51	515	436	88	561	1,651

Total Gross Loans 6/30/2011	$5,047	$62,228	$40,649	$5,932	$18,466	$132,322

Evaluated individually for impairment	577	715	364	325	—	1,981

Evaluated collectively for impairment	4,470	61,513	40,285	5,607	18,466	130,341

Management’s quarter-end evaluation of the adequacy of the allowance for loan loss for the period ended June 30, 2011 included certain changes to the Bank’s methodology with regard to the historical allocation factors. Management has reviewed the historical loss ranges and has performed additional analysis to determine a more appropriate historical period by loan type based on the most significant areas of loss history for each loan category. This further analysis was performed in light of the continuing economic challenges and the Bank’s current loan portfolio trends, with regard to charge offs and loan growth activities. Additionally, the allowance for loan loss allocation factors relating to commercial and residential real estate concentrations, commercial loan growth, and classified loans have been increased for the period ending June 30, 2011 to more appropriately reflect the increased risk that is deemed to be associated with these loan categories under the current economic conditions.

The following table represents the effect of the current period changes in the allowance for loan loss methodology as compared to the evaluation factors used in prior periods (in thousands):

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Period Methodology	Difference
Portfolio Segment:
Construction & Land Loans	$42	$41	$1
Residential Real Estate	406	371	35
Commercial Real Estate	(4)	(33)	29
Commercial Non-Real Estate	87	87	—
Consumer Non-Real Estate	201	105	96

Total:	$732	$571	$161

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

The following shows the weighted average number of shares for the six month period ending June 30, 2011 and 2010, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,035,606	$0.60	1,029,849	$0.76

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,035,606	$0.60	1,029,849	$0.76

The weighted average number of shares for the three month period ending June 30, 2011 and 2010, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,035,934	$0.32	1,030,181	$0.40

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,035,934	$0.32	1,030,181	$0.40

Stock options representing 4,800 and 5,600 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending June 30, 2011 and June 30, 2010, respectively.

NOTE 6	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $51.4 million, as of June 30, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At June 30, 2011, total outstanding borrowings with FHLB were $7.0 million. This outstanding balance is a fixed rate advance with scheduled principal payments due quarterly and a final maturity date of March 1, 2013.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	June 30,
	2011	2010
	(In Thousands)
ATM Service Fees	$58	$52
Data Processing Fees	85	—
Director Fees	61	61
FDIC Assessment	107	111
Professional Fees	215	193
Supplies and Printing	83	78
Telephone Expense	67	61
Sales & Franchise Taxes	71	102
Other	383	315

Total	$1,130	$973

NOTE 8	FAIR VALUE MEASUREMENT:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of June 30, 2011
U.S. Government & Agency Securities	$4,005	$—	$4,005	$—
Mortgage-backed Securities	914	—	914	—

State & Municipals	3,975	—	3,975	—
Corporate Securities	511	—	511	—
Equity Securities	304	—	304	—

Total Available-for-sale securities	$9,709	$—	$9,709	$—

As of December 31, 2010
U.S. Government & Agency Securities	$4,504	$—	$4,504	$—
Mortgage-backed Securities	1,115	—	1,115	—
State & Municipals	3,916	—	3,916	—
Corporate Securities	513	—	513	—
Equity Securities	1,120	—	1,120	—

Total Available-for-sale securities	$11,168	$—	$11,168	$—

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

The outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of June 30, 2011 totaled approximately $325,000 compared to $680,000 as of December 31, 2010. These loans primarily consisted of residential real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. Fair value of OREO properties held are generally based on current appraisal values with data less than two years old being considered Level 2 and any older valuation data being considered Level 3, as previously defined above.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of June 30, 2011
Impaired Loans, Net of allowance	$1,319	$—	$1,132	187

Other Real Estate Owned	$1,228	$—	$1,228	—

Assets as of December 31, 2010
Impaired Loans, Net of allowance	$1,806	$—	$1,111	$695

Other Real Estate Owned	$244	$—	$244	$—

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

At June 30, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial Assets

Cash and due from banks	$4,880	$4,880	$4,373	$4,373

Interest bearing deposits in other banks	11,020	11,044	10,634	10,632

Federal funds sold	500	500	2,550	2,550

Securities available for sale	9,709	9,709	11,168	11,168

Loans, net	129,685	132,345	130,786	133,269

Accrued interest receivable	710	710	681	681

Financial Liabilities

Demand Deposits:

Non-interest bearing	28,812	28,812	25,739	25,739

Interest bearing	21,473	21,473	23,104	23,104

Savings deposits	15,998	15,998	15,746	15,746

Time deposits	70,333	71,211	71,370	72,313

Borrowings	7,000	7,037	11,000	11,073

Accrued interest payable	205	205	246	246

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

Overview

The Company had net earnings as of June 30, 2011 of $623,000 compared to $784,000 for the same period last year. This represents a decrease of approximately $161,000 or 20.6%. This decrease is primarily attributed to additional allowance for loan loss provision expense, as well as other increased expenses related to professional appraisal services and foreclosure property renovations.

The Company has had a decrease in assets since December 2010 of approximately $3.0 million, which is primarily attributed to loan payoffs, the repurchase of certain participation loans earlier this year by a participating institution, as well as certain investment maturities. The Company’s loan portfolio reflects a net decrease of approximately $1.1 million as of June 30, 2011; however, there are additional large commercial loans currently in process, which are expected to offset these decreases over the next several months.

The deposit portfolio has remained relatively stable, with a slight increase of $657,000 as of June 30, 2011. The overall changes in the bank’s deposit portfolio have resulted from reductions in time deposits and increases in interest bearing demand deposits.

The Company’s capital position remains strong as of June 30, 2011 at $19.8 million, or 11.96% as a percentage of total assets. The company has been able to continue to pay quarterly dividend payments of $0.15 per share for the 1st and 2nd quarters of 2011, and has had sufficient cash flow to pay these dividends from the holding company, rather than directly from the bank.

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

Goodwill is included in other assets and totaled $360,000 at June 30, 2011 and December 31, 2010. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $33,000 or 0.71% during the first half of 2011 as compared to the same period for 2010. Total interest expense decreased $194,000 or 20.68% during the six month period ending June 30, 2011, as compared to the same period in 2010. The decreases in interest income and interest expense resulted in a net interest income increase of $161,000 or 4.34% for the period ending June 30, 2011, compared to the period ending June 30, 2010. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income it also attributed to lower market rates for investments and other earning assets.

The average outstanding loan balances as of June 30, 2011 totaled $130.9 million, as compared to $128.8 million as of June 30, 2010. The average yield on loan balances outstanding has decreased from 6.79% as of June 30, 2010 to 6.75% as of June 30, 2011. This decrease in interest yield on loans has been impacted by lower market interest rates and scheduled loan re-pricing activities. The overall average yield on earning assets decreased from 6.12% as of June 30, 2010 to 5.80% as of June 30, 2011, and is also attributed to the low interest rate environment and previously mentioned factors.

The Company’s cost of liabilities decreased from 1.61% as of June 30, 2010 to 1.23% as of June 30, 2011. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin decreased from 4.90% as of June 30, 2010 to 4.87% as of June 30, 2011.

Noninterest Income

During the first half of 2011, non-interest income increased by $68,000 or 12.36%, when compared to the same period last year. This increase in non-interest income is primarily related to gains on securities transactions, which are generally considered to be non-recurring income activities. The total gains on securities transactions as of June 30, 2011 were $109,000 compared to losses on securities transactions for the same period last year of $54,000.

Noninterest Expense

During the first half of 2011, non-interest expense increased by $217,000 or 8.26% in comparison to the same period last year. The primary factors contributing to this increase were additional professional fees related to appraisals required for certain real estate loans and OREO properties, as well as additional audit and consulting expenses, and certain expenses associated with the Company’s recent change to an outsourced data processing environment. In prior years, the Company’s recorded data processing expenses were primarily included in equipment and maintenance expense rather than operating expenses. Additionally, salaries and benefit expense increased by $116,000 as of June 30, 2011, when compared to the prior year. This increase is primarily attributed to the addition of new salary expenses relating to staff positions that have remained vacant for an extended period of time. Management’s decisions in previous years regarding salary increases and hiring activities were of a conservative nature in an effort to control costs in the uncertain economic environment.

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

As of June 30, 2011, the fair market value of securities available for sale was approximately $353,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management continually monitors its securities portfolio with regard to unrealized losses and has a detailed evaluation process for assessing potential other-than-temporary impairments, should unrealized loss positions occur. As of June 30, 2011, there were no securities in an unrealized loss position. Management also recognizes that certain market condition and economic factors can cause valuation fluctuations within the securities portfolio. At this time, management does not expect these potential fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by approximately $1.5 million during the first half of 2011. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 3.13% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the first half of 2011, net loans decreased by approximately $1.1 million or 0.84%. The decrease in loan volume was primarily in the category of commercial real estate loans. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of June 30, 2011 was $2.0 million compared to $2.8 million as of December 31, 2010.

Management has placed approximately $1.5 million of the Bank’s impaired loans in a nonaccrual status as of June 30, 2011. Impaired loans not in nonaccrual status as of June 30, 2011 were approximately $477,000. Specific allocations have been made to the allowance for loan loss account of approximately $662,000 as of June 30, 2011 to cover potential losses that may occur relating to impaired loans.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at June 30, 2011 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.3 million, at June 30, 2011, decreased by approximately $29,000 from its level at December 31, 2010. The decrease in the allowance balance is primarily related to a reduction in the total amount of impaired loans of approximately $840,000 that has occurred since December 2010.

Management continues to assess its allocation factors with regard to the current economic trends, historical charge-off data, concentrations of credit within the Bank’s loan portfolio, and trends in non-performing assets as a means of providing sufficient funding for possible losses.

The cumulative balance in the allowance for loan loss account was equal to 1.75% and 1.76% of total loans at June 30, 2011 and December 31, 2010, respectively. This slight fluctuation in the overall allowance for loan loss percentage is considered to be directionally consistent with the changes and trends that have occurred within the portfolio and the recent reduction in impaired loan totals as noted as of June 30, 2011.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of June 30, 2011 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of June 30, 2011 was $732,000 as compared to $498,000 for the same period last year. This increased provision expense or $234,000 is primarily attributed to allocations that were made during the first half of the year for certain large commercial and real estate loans, one large participation loan balance that was charged off during the first half of 2011, and increases in various allocation factors deemed necessary for the potential risk of loss inherent within particular segments of the loan portfolio.

Management’s evaluation of the allowance for loan losses as of June 30, 2011 and December 31, 2010 concluded that the reserved amount was adequate to cover estimated losses that may occur within the portfolio. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first half 2011, the Company had purchases relating to premises, equipment or other fixed assets of approximately $105,000. These purchases were primarily related to software and equipment upgrades. The Bank continually monitors technological upgrades in the banking industry, and periodically, in order to achieve higher levels of internal operational efficiency, purchases new or additional equipment relating to such technologies. Management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

The Bank executed new contracts with its core data processing vendor during 2010 for various system enhancements relating to certain daily processing functions and operational software upgrades. One major element of these new contracts was the change from an in-house daily processing system to an outsourced environment, in which the core vendor now performs selected back-office operational support functions for the bank. The implementation of these new system functions are expected to provide increased internal efficiencies to the Bank for the future.

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

During the first half 2011, total deposits increased by approximately $657,000 or 0.48%, with the majority of this growth being attributed to demand deposit and savings accounts. Non interest-bearing demand deposits increased by $3.1 million or 11.94%, while interest-bearing demand deposits decreased by $1.6 million or 7.06%. Savings deposit accounts increased by approximately $252,000 or 1.60%, while time deposits decreased by approximately $1.0 million or 1.45%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $51.4 million, as of June 30, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At June 30, 2011, total outstanding borrowings with FHLB were $7.0 million. This outstanding balance is a fixed rate advance with scheduled principal payments due quarterly and a final maturity date of March 1, 2013.

The scheduled repayments and maturities of outstanding FHLB borrowings as of June 30, 2011 are shown in TABLE II of this report.

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

As of June 30, 2011 and December 31, 2010, the Company’s total capital-to-asset ratios were 11.96% and 11.53%, respectively. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of June 30, 2011 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of June 30, 2011 is considered to be adequate.

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

As of June 30, 2011, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 26.16% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 34.19% at December 31, 2010. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of June 30, 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements. The Company has included the required disclosures in this 10-Q report.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt ASU 2011-02 and include the required disclosures in its consolidated financial statements in the third quarter 10-Q report.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1]
Commercial	$5,647	$187	6.62%	$6,817	$234	6.87%
Real estate	107,424	3,355	6.25%	105,622	3,332	6.31%
Installment	17,249	827	9.59%	15,723	754	9.59%
Credit Card	628	52	16.56%	614	53	17.26%
Federal funds sold	5,159	6	0.23%	2,350	3	0.26%
Interest Bearing Deposits	13,172	51	0.77%	10,030	68	1.36%
Investments
Taxable	4,307	57	2.65%	5,777	106	3.67%
Nontaxable [2]	5,530	82	2.97%	6,347	141	4.44%

Total earning assets	159,116	4,617	5.80%	153,280	4,691	6.12%

Interest Expense
Demand deposits	25,434	86	0.68%	19,872	67	0.67%
Savings	16,167	26	0.32%	16,165	26	0.32%
Time deposits	70,540	585	1.66%	70,331	796	2.26%
Borrowings	8,461	47	1.11%	9,998	49	0.98%

Total Interest Bearing Liabilities	$120,602	$744	1.23%	$116,366	$938	1.61%

Net Interest Income		3,873			3,753

Net Interest Margin			4.87%			4.90%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$5,815	$96	6.60%	$6,613	$107	6.47%
Real estate	107,340	1,687	6.29%	106,506	1,682	6.32%
Installment	17,521	422	9.63%	15,812	377	9.54%
Credit card	634	26	16.40%	609	26	17.08%
Federal funds sold	4,865	3	0.25%	1,897	1	0.21%
Interest Bearing Deposits	13,268	24	0.72%	12,282	38	1.24%
Securities
Taxable	4,824	30	2.49%	6,252	52	3.33%
Nontaxable [2]	5,499	19	1.38%	6,296	71	4.51%

Total earning assets	159,766	2,307	5.78%	156,267	2,354	5.91%

Interest Expense
Demand deposits	25,204	42	0.67%	20,853	32	0.61%
Savings	16,303	13	0.32%	16,409	16	0.39%
Time deposits	71,485	292	1.63%	69,743	372	2.13%
Borrowings	7,675	22	1.15%	11,863	43	1.45%

Total Interest Bearing Liabilities	$120,667	$369	1.22%	$118,868	$463	1.56%

Net Interest Income		$1,938			$1,891

Net Interest Margin			4.85%			4.84%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2011

(Dollar Amounts in Thousands)

	0-3	4-12	1-5	Over 5	Not	Total
	Months	Months	Years	Years	Classified
Uses of Funds:

Loans[1]	$12,891	$9,482	$62,989	$46,636	$—	$131,998
Interest bearing bank deposits	5,770	3,250	2,000	—	—	11,020
Investment securities[2]	2,500	—	3,639	2,755	815	9,709
Restricted stock	—	—	—	—	857	857
Federal funds sold	500	—	—	—	—	500

Total	21,661	12,732	68,628	49,391	1,672	154,084

Sources of Funds:

Interest bearing demand deposits	21,473	—	—	—	—	21,473
Regular savings	15,998	—	—	—	—	15,998
Certificates of deposit $100,000 and over	2,611	11,719	11,143	—	—	25,473
Other certificates of deposit	3,369	19,537	21,954	—	—	44,860
Borrowings	—	—	7,000	—	—	7,000

Total	$43,451	$31,256	$40,097	$—	$—	$114,804

Discrete Gap	$(21,790)	$(18,524)	$28,531	$49,391	$1,672	$39,280

Cumulative Gap	$(21,790)	$(40,314)	$(11,783)	$37,608	$39,280

Ratio of Cumulative Gap To Total Earning Assets at June 30, 2011	-14.14%	-26.16%	-7.65%	24.41%	25.49%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2010	-25.62%	-34.19%	-9.92%	21.86%	23.49%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANKSHARES, INC.

Date: August 12, 2011	By: /s/ THOMAS R. ROSAZZA
Thomas R. Rosazza
President and Chief Executive Officer

Date: August 12, 2011	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer