Form 10-Q
period 2011-09-30
PIONEER BANKSHARES INC/VA
filed 2011-11-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of November 14, 2011 were 1,038,134.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2011	December 31 2010
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$4,539	$4,373
Interest bearing deposits in banks	12,130	10,634
Federal funds sold	—	2,550
Securities available for sale, at fair value	10,293	11,168
Restricted securities	922	947
Loans receivable, net of allowance for loan losses of $2,424 and $2,342 respectively	133,396	130,786
Premises and equipment, net	4,162	3,359
Accrued interest receivable	727	681
Other real estate owned	1,212	244
Other assets	3,257	3,416

Total Assets	$170,638	$168,158

LIABILITIES

Deposits
Noninterest bearing demand	$29,828	$25,739
Interest bearing
Demand	22,034	23,104
Savings	16,324	15,746
Time deposits over $100,000	24,102	27,545
Other time deposits	44,210	43,825

Total Deposits	136,498	135,959

Accrued expenses and other liabilities	2,101	1,804
Borrowings	12,000	11,000

Total Liabilities	150,599	148,763

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, 1,038,134 and 1,035,274 shares outstanding, respectively	519	518
Retained earnings	19,284	18,649
Accumulated other comprehensive income, net	236	228

Total Stockholders’ Equity	20,039	19,395

Total Liabilities and Stockholders’ Equity	$170,638	$168,158

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
Interest and Dividend Income:
Loans including fees	$2,252	$2,212
Interest on securities - taxable	25	48
Interest on securities - nontaxable	28	35
Interest on deposits in banks and federal funds sold	24	40
Dividends	4	13

Total Interest and Dividend Income	2,333	2,348

Interest Expense:
Deposits	325	404
Long term debt	29	31

Total Interest Expense	354	435

Net Interest Income	1,979	1,913
Provision for loan losses	205	147

Net interest income after provision for loan losses	1,774	1,766

Noninterest Income:
Service charges and fees	244	223
Other income	44	79
Gain on securities transactions	2	—

Total Noninterest Income	290	302

Noninterest Expense:
Salaries and benefits	668	615
Occupancy expenses	87	92
Equipment expenses	75	86
Loss on sale of other real estate	77	20
Other expenses	517	483

Total Noninterest Expenses	1,424	1,296

Income before Income Taxes	640	772
Income Tax Expense	205	256

Net Income	$435	$516

Per Share Data
Net income, basic and diluted	$0.42	$0.50

Dividends	$0.15	$0.14

Weighted Average Shares Outstanding, Basic and Diluted	1,038,134	1,032,418

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except Per Share Data)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Interest and Dividend Income:
Loans including fees	$6,673	$6,585
Interest on securities - taxable	70	151
Interest on securities - nontaxable	88	105
Interest on deposits in banks and federal funds sold	81	111
Dividends	32	40

Total Interest and Dividend Income	6,944	6,992

Interest Expense:
Deposits	1,022	1,293
Borrowings	76	80

Total Interest Expense	1,098	1,373

Net Interest Income	5,846	5,619
Provision for loan losses	937	645

Net interest income after provision for loan losses	4,909	4,974

Noninterest Income:
Service charges and fees	682	652
Other income	136	248
Gain (Loss) on securities transactions	111	(54)

Total Noninterest Income	929	846

Noninterest Expense:
Salaries and benefits	1,988	1,819
Occupancy expenses	271	260
Equipment expenses	242	351
Loss on sale of other real estate	98	14
Other expenses	1,689	1,472

Total Noninterest Expenses	4,288	3,916

Income before Income Taxes	1,550	1,904
Income Tax Expense	492	604

Net Income	$1,058	$1,300

Per Share Data
Net income, basic and diluted	$1.02	$1.26

Dividends	$0.45	$0.44

Weighted Average Shares Outstanding, Basic and Diluted	1,036,458	1,030,715

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916
Comprehensive Income
Net Income		1,300		1,300
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $63)			106
Reclassification adjustment for losses included in net income (net of tax effect of $18)			36	142

Total Comprehensive Income				1,442
Stock issued for compensation	1	44	—	45
Cash Dividends	—	(454)	—	(454)

BALANCE SEPTEMBER 30, 2010	$516	$18,190	$243	$18,949

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

Comprehensive Income
Net Income		1,058		1,058
Changes in unrealized gains (losses) on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $39)			81
Reclassification adjustment for gains included in net income (net of tax effect of $38)			(73)	8

Total Comprehensive Income				1,066
Stock issued for compensation	1	43	—	44
Cash Dividends	—	(466)	—	(466)

BALANCE SEPTEMBER 30, 2011	$519	$19,284	$236	$20,039

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,058	$1,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	937	645
Depreciation and amortization	242	272
Loss (gains) on sale of securities	(111)	54
Net amortization on securities	18	21
Stock issued for compensation	44	45
Loss on sale of other real estate	98	14
Net change in:
Accrued interest receivable	(46)	(67)
Other assets	158	172
Accrued expense and other liabilities	297	15

Net Cash Provided by Operating Activities	2,695	2,471

Cash Flows from Investing Activities:
Net change in federal funds sold	2,550	1,000
Net change in interest bearing deposits	(1,496)	(4,210)
Net change in restricted securities	25	(193)
Proceeds from maturities and sales of securities available for sale	15,332	9,792
Purchase of securities available for sale	(14,355)	(10,000)
Net (increase) in loans	(4,759)	(6,023)
Proceeds from sale of other real estate	146	258
Purchase of bank premises and equipment	(1,045)	(97)

Net Cash Used in Investing Activities	(3,602)	(9,473)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,597	1,164
Time deposits	(3,058)	(1,524)
Proceeds from borrowings	6,000	20,560
Curtailments of borrowings	(5,000)	(15,060)
Dividends paid	(466)	(454)

Net Cash Provided by Financing Activities	1,073	4,686

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	166	(2,316)
Cash and Cash Equivalents, beginning of year	4,373	5,252

Cash and Cash Equivalents, End of Period	$4,539	$2,936

Supplemental Disclosure of Cash Paid
During the Period for:
Interest	$1,055	$1,458
Income taxes	$418	$637

Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	9	223
Loan balances transferred to Other Real Estate	1,212	170

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. As of September 30, 2011 and December 31, 2010 the Company classified all securities as available for sale.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that the Company will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other- than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than- temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Restructured loans totaled $4.9 million as of September 30, 2011 compared to $875,000 as of December 31, 2010. As of September 30, 2011, approximately $2.8 million of these restructured loan balances were considered to be performing and in compliance with their modified terms, leaving approximately $2.1 million classified as non-performing based on their past due or nonaccrual status. Restructured loans classified as performing as of December 31, 2010 were $432,000, with approximately $443,000 being classified as nonperforming based on their past due or nonaccrual status.

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

Foreclosed Assets- Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

The following summarizes the stock options outstanding as of September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/10	5,600	$17.13	3.50	$5
Options Granted	—
Options Exercised	800	12.75
Options Forfeited	—

Options outstanding, 9/30/11	4,800	$17.86	3.25

Options exercisable, 9/30/11	4,800	$17.86	3.25	$0

NOTE 2	INVESTMENT SECURITIES:

The amounts at which investment securities are carried in the consolidated balance sheets and their approximate market values at September 30, 2011 and December 31, 2010 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2011
Available for Sale
U.S. government and agency securities	$5,000	$4	$—	$5,004
Mortgage-backed securities	770	67	—	837
State and municipals	3,448	235	—	3,683
Corporate Securities	472	32	—	504
Equity securities	241	26	(2)	265

	$9,931	$364	$(2)	$10,293

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010
Available for Sale
U.S. government and agency securities	$4,500	$4	$—	$4,504
Mortgage-backed securities	1,040	75	—	1,115
State and municipals	3,760	156	—	3,916
Corporate Securities	478	35	—	513
Equity securities	1,037	83	—	1,120

	$10,815	$353	$—	$11,168

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

As of September 30, 2011 there were 2 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on these securities is as follows:

Unrealized Losses
		Equity Securities	Total

Less than 12 Months	Fair Value	$74	$74
	Unrealized Losses	(2)	(2)

More than 12 Months	Fair Value	—	—
	Unrealized Losses	—	—

Total	Fair Value	74	74
	Unrealized Losses	(2)	(2)

There were no securities in an unrealized loss position as of December 31, 2010.

Unrealized losses within the securities portfolio are evaluated on a quarterly basis with numerous factors being assessed to determine if any such losses are considered to be other-than-temporarily impaired as previously discussed.

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

Additionally, FHLB generally pays quarterly dividends on the outstanding stock investment of each of its members. FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. For the period ending September 30, 2011, the Bank’s investment in FHLB stock totaled approximately $846,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of September 30, 2011 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Real Estate Loans
Construction & land loans	$5,571	$6,283
Residential equity lines of credit	1,705	1,534
Residential 1-4 family	52,136	48,573
Residential second mortgages 1 - 4 family	3,570	4,161
Residential multifamily	5,365	5,439
Commercial agricultural loans	3,828	4,125
Commercial municipal loans	192	164
Commercial owner & non-owner occupied	38,173	40,911

Total real estate loans	110,540	111,190

Commercial Non Real Estate loans	6,126	4,891

Consumer Non Real Estate loans

Personal installments	18,733	16,688
Credit cards	675	659
Overdrafts/other	64	73

Total consumer installment loans	19,472	17,420

Gross Loans	136,138	133,501
Less unearned discount on loans	(318)	(373)

Loans, less unearned discount	135,820	133,128
Less allowance for loan losses	(2,424)	(2,342)

Net Loans Receivable	$133,396	$130,786

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

Deposit account overdrafts are also classified as loans and totaled $51,000 and $74,000 as of September 30, 2011 and December 31, 2010, respectively.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for period ending September 30, 2011 (in thousands):

Impaired Loans with a Recorded Allowance as of September 30, 2011	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$575	$575	$175	$915	$—

Residential Real Estate
1-4 Family Residences	$1,149	$1,149	$302	$987	$28

Commercial Real Estate
Agricultural/Farm Loans	$364	$364	$100	$364	$8

Commercial – Non Real Estate
Industrial loans	$611	$611	$270	$424	$23

Totals	$2,699	$2,699	$847	$2,690	$59

Impaired Loans without a Recorded Allowance as of September 30, 2011	Recorded Investment	Unpaid Principal	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$—	$—	$—	$—

Residential Real Estate
1-4 Family Residences	$262	$262	$262	$11

Commercial Real Estate
Owner Occupied	$1,261	$1,261	$1,261	$52
Non-owner Occupied	$1,775	$1,775	$1,775	$44

Commercial – Non Real Estate
Industrial loans	$177	$177	$177	$9

Totals	$3,475	$3,475	$3,475	$116

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2010 (in thousands):

Impaired Loans with a Recorded Allowance as of December 31, 2010	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,378	$1,378	$540	$1,416	$4

Residential Real Estate
1-4 Family Residences	$982	$982	$180	$651	$35

Commercial Real Estate
Non-owner occupied	$220	$662	$175	$220	$—

Commercial – Non Real Estate
Industrial loans	$241	$241	$120	$202	$16

Totals	$2,821	$3,263	$1,015	$2,489	$55

There were no impaired loans without a recorded allowance as of December 31, 2010.

The following table reflects the amounts of outstanding delinquencies by loan class as of September 30, 2011 (in thousands):

Past Due Loans by Class as of September 30, 2011	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$2,071	$2,071
Commercial	—	—	—	—	2,145	2,145
Other – Land only	53	34	48	135	1,220	1,355

Residential Real Estate
Equity Lines of Credit	30	—	—	30	1,675	1,705
1-4 Family Residences	184	1,187	442	1,813	53,893	55,706
Multifamily Dwellings	—	—	—	—	5,365	5,365

Commercial Real Estate
Owner occupied	619	30	—	649	21,995	22,644
Non-owner occupied	—	79	—	79	15,450	15,529
Agricultural / Farm loans	—	—	—	—	3,828	3,828
Municipals	—	—	—	—	192	192

Commercial – Non Real Estate
Agricultural	—	—	—	—	110	110
Industrial	349	35	174	558	5,440	5,998
Municipals	—	—	—	—	18	18

Consumer – Non Real Estate
Credit Cards	16	12	6	34	641	675
Automobile loans	293	91	22	406	13,453	13,859
Other personal loans	98	175	19	292	4,646	4,938

Totals Gross Loans	$1,642	$1,643	$711	$3,996	$132,142	$136,138

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of September 30, 2011 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$575
Other – Land Only	48	—

Residential Real Estate
1-4 Family Residences	31	1,039

Commercial Real Estate
Non-owner occupied	—	179
Agricultural / Farm Loans	—	602

Commercial Non-Real Estate

Industrial	55	473

Consumer – Non Real Estate
Credit cards	6	—
Automobile loans	22	13
Other consumer loans	6	—

Totals Gross Loans	$168	$2,881

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2010 (in thousands):

Past Due Loans by Class as of December 31, 2010	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$708	$708
Commercial	—	—	589	589	3,878	4,467
Other – Land only	118	88	—	206	902	1,108

Residential Real Estate
Equity Lines of Credit	27	—	—	27	1,507	1,534
1-4 Family Residences	2,894	1,011	623	4,528	48,206	52,734
Multifamily Dwellings	—	—	—	—	5,439	5,439

Commercial Real Estate
Owner occupied	69	402	—	471	24,763	25,234
Non-owner occupied	182	—	220	402	15,275	15,677
Agricultural / Farm loans	—	—	5	5	4,120	4,125
Municipals	—	—	—	—	164	164

Commercial – Non Real Estate
Agricultural	$—	$5	$—	$5	$159	$164
Industrial	517	47	46	610	4,082	4,692
Municipals	—	—	—	—	35	35

Consumer – Non Real Estate
Credit Cards	26	5	—	31	628	659
Automobile loans	368	144	96	608	11,903	12,511
Other personal loans	108	28	7	143	4,107	4,250

Totals Gross Loans	$4,309	$1,730	$1,586	$7,625	$125,876	$133,501

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

Loans past due greater than 90 days and still accruing interest at September 30, 2011 and December 31, 2010 totaled $168,000 and $76,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $392,000 and $216,000, at September 30, 2011 and December 31, 2010, respectively. The nonaccrual loans excluded from impaired loan disclosure at September 30, 2011 and December 31, 2010 consisted primarily of small business loans and small consumer installment loans, which were paying as agreed or in the process of collection at the time of this report.

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

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of September 30, 2011 (in thousands):

Loans By Class and Internal Risk Rating as of September 30, 2011	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$2,064	$7	$—	$—	$—	$—	$2,071
Commercial	—	1,569	—	576	—	—	2,145
Other – Land only	1,138	193	24	—	—	—	1,355

Residential Real Estate
Equity Lines of Credit	1,671	34	—	—	—	—	1,705
1-4 Family Residences	44,552	7,530	3,557	67	—	—	55,706
Multifamily Dwellings	2,707	742	1,916	—	—	—	5,365

Commercial Real Estate
Owner occupied	7,673	10,729	3,048	1,194	—	—	22,644
Non-owner occupied	3,468	8,130	2,156	1,775	—	—	15,529
Agricultural / Farm loans	1,015	1,849	600	364	—	—	3,828
Municipals	185	7	—	—	—	—	192

Commercial – Non Real Estate
Agricultural	13	97	—	—	—	—	110
Industrial	2,065	3,142	318	276	197	—	5,998
Municipals	18	—	—	—	—	—	18

Consumer – Non Real Estate
Credit Cards	641	28	6	—	—	—	675
Automobile loans	13,833	—	26	—	—	—	13,859
Other personal loans	4,830	67	40	1	—	—	4,938

Totals Gross Loans	$85,873	$34,124	$11,691	$4,253	$197	$—	$136,138

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2010 (in thousands):

Loans By Class and Internal Risk Rating as of December 31, 2010	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$699	$9	$—	$—	$—	$—	$708
Commercial	778	2,117	—	1,572	—	—	4,467
Other – Land only	898	183	27	—	—	—	1,108

Residential Real Estate
Equity Lines of Credit	1,514	20	—	—	—	—	1,534
1-4 Family Residences	44,943	5,094	2,490	207	—	—	52,734
Multifamily Dwellings	2,813	772	1,180	674	—	—	5,439

Commercial Real Estate
Owner occupied	10,268	12,862	1,703	401	—	—	25,234
Non-owner occupied	2,339	11,336	—	1,782	220	—	15,677
Agricultural / Farm loans	963	2,564	598	—	—	—	4,125
Municipals	138	26	—	—	—	—	164

Commercial – Non Real Estate
Agricultural	11	153	—	—	—	—	164
Industrial	1,688	2,753	128	—	123	—	4,692
Municipals	35	—	—	—	—	—	35

Consumer – Non Real Estate
Credit Cards	628	31	—	—	—	—	659
Automobile loans	12,470	6	35	—	—	—	12,511
Other personal loans	3,842	74	332	2	—	—	4,250

Totals Gross Loans	$84,027	$38,000	$6,493	$4,638	$343	$—	$133,501

Loans modified and classified as troubled debt restructures during the nine month reporting period ending September 30, 2011 are reported in the table below. These loans are also included in the impaired loan disclosures previously presented within this report. At September 30, 2011, there were a total of $4.9 million in loans classified as troubled debt restructurings, with approximately $3.3 million being loans that were modified during the current year.

(Dollars in 000’s)	Year-To-Date September 30, 2011 (unaudited)
	Number of TDR Modifications	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Construction / Land Loans	—	$—	$—

Residential Real Estate	1	555	555
Commercial Real Estate	2	2,216	2,216

Commercial Non Real Estate	4	493	493

Consumer – Non Real Estate	—	—	—

Total	7	$3,264	$3,264

There were no loans modifications classified as troubled debt restructures during the 3 month period ending September 30, 2011.

Loans classified as troubled debt restructures are monitored for payment default on an on-going basis. During the nine month period ending September 30, 2011 there was one account that subsequently defaulted within 12 months of the original modification date, with default being defined as payments being 90 days past due. This default occurred during the 3 month period ending September 30, 2011. The table below reflects the outstanding recorded investment for this defaulted troubled debt restructure as of September 30, 2011:

(Dollars in 000’s)	September 30, 2011 (unaudited)
	Number of Contracts	Recorded investment

Commercial Non Real Estate	1	165

Total	1	$165

NOTE 4	ALLOWANCE FOR LOAN LOSSES:

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment, as well as a roll-forward representation of the activity that has occurred in the allowance account during the quarter ending September 30, 2011 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

YTD Charge-offs	(391)	(322)	—	(31)	(262)	(1,006)
YTD Recoveries	—	4	—	3	144	151
YTD Provision	30	525	(55)	148	289	937

ALLL ending Balance 9/30/2011	$214	$794	$485	$342	$589	$2,424

Evaluated individually for impairment	175	302	100	270	—	847

Evaluated collectively for impairment	39	492	385	72	589	1,577

Total Gross Loans 9/30/2011	$5,571	$62,776	$42,193	$6,126	$19,472	$136,138

Evaluated individually for impairment	575	1,411	3,400	788	—	6,174

Evaluated collectively for impairment	4,996	61,365	38,793	5,338	19,472	129,964

Management’s quarter-end evaluation of the adequacy of the allowance for loan loss for the period ended September 30, 2011 included certain changes to the Bank’s methodology with regard to the historical allocation factors, which were implemented during the 2nd quarter of 2011. Management reviewed the historical loss ranges and has performed additional analysis to determine a more appropriate historical period by loan type based on the most significant areas of loss history for each loan category. This further analysis was performed in light of the continuing economic challenges and the Bank’s current loan portfolio trends, with regard to charge offs and loan growth activities. Additionally, the allowance for loan loss allocation factors relating to commercial and residential real estate concentrations, commercial loan growth, and classified loans have been increased for the period ending September 30, 2011 to more appropriately reflect the increased risk that is deemed to be associated with these loan categories under the current economic conditions.

The following table represents the cumulative effect of the changes in the allowance for loan loss methodology for the period ending September 30, 2011 as compared to the evaluation factors used in period ending December 31, 2010 (in thousands):

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Portfolio Segment:
Construction & Land Loans	$30	$29	$1
Residential Real Estate	525	488	37
Commercial Real Estate	(55)	(86)	31
Commercial Non-Real Estate	148	148	—
Consumer Non-Real Estate	289	189	100

Total:	$937	$768	$169

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

The following shows the weighted average number of shares for the nine month periods ending September 30, 2011 and 2010, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,036,458	$1.02	1,030,715	$1.26

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,036,458	$1.02	1,030,715	$1.26

The weighted average number of shares for the three month periods ending September 30, 2011 and 2010, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock are shown below.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,038,134	$0.42	1,032,418	$0.50

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,038,134	$0.42	1,032,418	$0.50

Stock options representing 4,800 and 5,600 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending September 30, 2011 and September 30, 2010, respectively.

NOTE 6	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $55.7 million, as of September 30, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At September 30, 2011, total outstanding borrowings with FHLB were $12.0 million. This outstanding balance consist of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	September 30,
	2011	2010
	(In Thousands)
ATM Service Fees	$89	$80
Data Processing Fees	128	19
Director Fees	91	92
FDIC Assessment	121	166
Professional Fees	317	297
Supplies and Printing	104	114
Telephone Expense	122	86
Sales & Franchise Taxes	107	129
Other	610	489

Total	$1,689	$1,472

NOTE 8	FAIR VALUE MEASUREMENT:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 30, 2011
U.S. Government & Agency Securities	$5,004	$—	$5,004	$—
Mortgage-backed Securities	837	—	837	—

State & Municipals	3,683	—	3,683	—
Corporate Securities	504	—	504	—
Equity Securities	265	—	265	—

Total Available –for-sale securities	$10,293	$—	$10,293	$—

As of December 31, 2010
U.S. Government & Agency Securities	$4,504	$—	$4,504	$—
Mortgage-backed Securities	1,115	—	1,115	—
State & Municipals	3,916	—	3,916	—
Corporate Securities	513	—	513	—
Equity Securities	1,120	—	1,120	—

Total Available-for-sale securities	$11,168	$—	$11,168	$—

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

The outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of September 30, 2011 totaled approximately $389,000 compared to $680,000 as of December 31, 2010. These loans primarily consisted of business asset loans and certain real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. Fair value of OREO properties held are generally based on current appraisal values with data less than two years old being considered Level 2 and any older valuation data being considered Level 3, as previously defined above.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of September 30, 2011
Impaired Loans, Net of allowance	$1,852	$—	$1,463	389

Other Real Estate Owned	$1,212	$—	$1,212	—

Assets as of December 31, 2010
Impaired Loans, Net of allowance	$1,806	$—	$1,111	$695

Other Real Estate Owned	$244	$—	$244	$—

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

At September 30, 2011 and December 31, 2010, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets
Cash and due from banks	$4,539	$4,539	$4,373	$4,373
Interest bearing deposits in other banks	12,130	12,163	10,634	10,632
Federal funds sold	—	—	2,550	2,550
Securities available for sale	10,293	10,293	11,168	11,168
Loans, net	133,396	135,939	130,786	133,269
Accrued interest receivable	727	727	681	681
Financial Liabilities
Demand Deposits:
Non-interest bearing	29,828	29,828	25,739	25,739
Interest bearing	22,034	22,034	23,104	23,104
Savings deposits	16,324	16,324	15,746	15,746
Time deposits	68,312	69,168	71,370	72,313
Borrowings	12,000	12,052	11,000	11,073
Accrued interest payable	289	289	246	246

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

Overview

The Company had net earnings as of September 30, 2011 of $1.1 million compared to $1.3 million for the same period last year. This represents a decrease of approximately $242,000 or 18.62%. This decrease is primarily attributed to additional allowance for loan loss provision expense, as well as other increased expenses related to professional appraisal services and foreclosure property renovations.

The Company has had an overall increase in assets since December 2010 of approximately $2.5 million, which is primarily attributed to loan growth in the commercial and consumer loan sectors.

The deposit portfolio has remained relatively stable, with a slight increase of $539,000 as of September 30, 2011. The overall changes in the bank’s deposit portfolio have resulted from reductions in time deposits, reductions in interest bearing demand deposits and an increase in non-interest bearing demand deposits.

The Company’s capital position remains strong as of September 30, 2011 at $20.0 million, or 11.74% as a percentage of total assets. The company has been able to continue to pay quarterly dividend payments of $0.15 per share for each quarter during 2011 and continues to have sufficient cash flow to pay shareholder dividends from the holding company, rather than directly from capital transfers from the bank.

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

Goodwill is included in other assets and totaled $360,000 at September 30, 2011 and December 31, 2010. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income decreased $48,000 or 0.69% for the period ending September 30, 2011, as compared to the same period for 2010. Total interest expense decreased $275,000 or 20.03% during the nine month period ending September 30, 2011, as compared to the same period in 2010. The decreases in interest income and interest expense resulted in an increase in net interest income of $227,000 or 4.04% for the period ending September 30, 2011, compared to the period ending September 30, 2010. This net increase is primarily attributed to reduced interest expense on deposits as a result of the current low interest rate environment. The reduced interest income it also attributed to lower market rates for investments and other earning assets.

The average outstanding loan balances as of September 30, 2011 totaled $132.1 million, as compared to $129.7 million as of September 30, 2010. The average yield on loan balances outstanding has decreased from 6.77% as of September 30, 2010 to 6.74% as of September 30, 2011. The overall average yield on earning assets has decreased from 6.08% as of September 30, 2010 to 5.90% as of September 30, 2011. These decreases in average yields are attributed to the current low interest rate environment, as previously discussed.

The Company’s cost of liabilities decreased from 1.55% as of September 30, 2010 to 1.22% as of September 30, 2011. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin has increased from 4.89% as of September 30, 2010 to 4.97% as of September 30, 2011.

Noninterest Income

During the nine month period ending September 30, 2011, non-interest income increased by $83,000 or 9.81%, when compared to the same period last year. This increase in non-interest income is primarily related to gains on securities transactions, which are generally considered to be non-recurring income activities. The total gains on securities transactions as of September 30, 2011 were $111,000 compared to losses on securities transactions for the same period last year of $54,000.

Noninterest Expense

During the nine month period ending September 30, 2011, non-interest expense increased by $372,000 or 9.50% in comparison to the same period last year. The primary factors contributing to this increase were additional professional fees related to appraisals required for certain real estate loans and OREO properties, as well as additional audit and consulting expenses, and certain expenses associated with the Company’s recent change to an outsourced data processing environment. In prior years, the Company’s recorded data processing expenses were primarily included in equipment and maintenance expense rather than in general operating expenses. Additionally, salaries and benefit expense increased by $169,000 as of September 30, 2011, when compared to the prior year. This increase is primarily attributed to the addition of new salary expenses relating to staff positions that have remained vacant for an extended period of time. Management’s decisions in previous years regarding salary increases and hiring activities were of a conservative nature in an effort to control costs in the uncertain economic environment.

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

As of September 30, 2011, the fair market value of securities available for sale was approximately $362,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management continually monitors its securities portfolio with regard to unrealized losses and has a detailed evaluation process for assessing potential other-than-temporary impairments, should unrealized loss positions occur. As of September 30, 2011, there were 2 securities in an unrealized loss position, which were evaluated for other-than-temporary impairment, with the conclusion being that these securities were not other-than-temporarily impaired at this time. Additionally, management recognizes that certain market condition and economic factors can cause valuation fluctuations within the securities portfolio. At this time, management does not expect these potential fluctuations in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by approximately $900,000 during the nine month period ending September 30, 2011 as a result of anticipated maturities and scheduled paydowns. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 2.57% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the nine month period ending September 30, 2011, net loans increased by approximately $2.6 million or 2.00%. The increase in loan volume was primarily in the category of residential real estate loans, commercial non-real estate loans and consumer automobile loans. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of September 30, 2011 was $6.2 million compared to $2.8 million as of December 31, 2010. A significant portion of this increase is directly related to loans that have been reclassified as troubled debt restructures under the new regulatory guidelines and the bank’s identification process relating to potential problem loans and impairment evaluation.

Management has placed approximately $2.4 million of the Bank’s impaired loans in a nonaccrual status as of September 30, 2011. Impaired loans not in nonaccrual status as of September 30, 2011 were approximately $3.8 million. Specific allocations have been made to the allowance for loan loss account of approximately $847,000 as of September 30, 2011 to cover potential losses that may occur relating to impaired loans and those loans considered to be collateral dependent as of September 30, 2011.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at September 30, 2011 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.4 million, at September 30, 2011, increased by approximately $82,000 from its level at December 31, 2010. The increase in the allowance balance is primarily related to additional specific allocations and increased historical allocation factors that have been implemented to mitigate the risk of loss deemed to be inherent in the loan portfolio. The increase in the allowance allocations are considered to be directionally consistent with the changes and trends within the bank’s loan portfolio.

Management continues to assess its allocation factors with regard to the current economic trends, historical charge-off data, concentrations of credit within the Bank’s loan portfolio, and trends in non-performing assets as a means of providing sufficient funding for possible losses.

The cumulative balance in the allowance for loan loss account was equal to 1.79% and 1.76% of total loans at September 30, 2011 and December 31, 2010, respectively. This increase in the overall allowance for loan loss percentage is also considered to be directionally consistent with the changes and trends that have occurred within the portfolio.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of September 30, 2011 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of September 30, 2011 was $937,000 as compared to $645,000 for the same period last year. This increased provision expense or $292,000 is primarily attributed to allocations that were made for certain large commercial and real estate loans, one large participation loan balance that was charged off during the second quarter of 2011, and increases in various allocation factors deemed necessary for the potential risk of loss inherent within particular segments of the loan portfolio.

Management’s evaluation of the allowance for loan losses as of September 30, 2011 and December 31, 2010 concluded that the reserved amount was adequate to cover estimated losses that may occur within the portfolio. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software - discuss new branch / land purchase

During the nine month period ending September 30, 2011, the Company had total purchases relating to premises, equipment or other fixed assets of approximately $1.0 million. Approximately $936,000 of this amount is related to a land purchase in Ruckersville, Virginia, upon which the Company intends to build a new branch location, subject to obtaining all necessary regulatory approvals. The Company’s tentative plan is to have this new branch location completed and in operation within the next 18 – 24 months.

The Company also made certain purchases related to the purchase of software and equipment upgrades during the nine month period ending September 30, 2011 of approximately $93,000. The Bank continually monitors technological upgrades in the banking industry, and periodically, in order to achieve higher levels of internal operational efficiency, purchases new or additional equipment relating to such technologies. Management sets specific budget allowances on an annual basis, which are deemed to be adequate to cover expenditures that may arise throughout the year relating to technological upgrades or enhancements.

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

During the nine month period ending September 30, 2011, total deposits increased by approximately $539,000 or 0.40%, with the majority of this growth being attributed to demand deposit and savings accounts. Non interest-bearing demand deposits increased by $4.1 million or 15.89%, while interest-bearing demand deposits decreased by $1.1 million or 4.63%. Savings deposit accounts increased by approximately $578,000 or 3.67%, while time deposits decreased by approximately $3.1 million or 4.28%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $55.7 million, as of September 30, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At September 30, 2011, total outstanding borrowings with FHLB were $12.0 million. This outstanding balance consist of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

The scheduled repayments and maturities of outstanding FHLB borrowings as of September 30, 2011 are shown in TABLE II of this report.

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

As of September 30, 2011 and December 31, 2010, the Company’s total capital-to-asset ratios were 11.74% and 11.53%, respectively. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of September 30, 2011 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

There are no off-balance sheet items that should impair future liquidity. Liquidity as of September 30, 2011 is considered to be adequate.

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

As of September 30, 2011, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 34.49% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 34.19% at December 31, 2010. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of September 30, 2011.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$5,939	$291	6.53%	$6,684	$332	6.62%
Real estate	107,823	5,026	6.22%	106,503	5,027	6.29%
Installment	17,657	1,278	9.65%	15,899	1,146	9.61%
Credit Card	637	78	16.33%	612	80	17.43%
Federal funds sold	4,094	8	0.26%	2,634	5	0.25%
Interest Bearing
Deposits	12,463	73	0.78%	10,479	106	1.35%
Investments
Taxable	4,581	78	2.27%	5,611	156	3.71%
Nontaxable [2]	5,036	168	4.45%	6,522	209	4.27%

Total earning assets	158,230	7,000	5.90%	154,944	7,061	6.08%

Interest Expense
Demand deposits	24,209	118	0.65%	20,039	98	0.65%
Savings	16,161	39	0.32%	16,159	40	0.33%
Time deposits	70,195	865	1.64%	71,189	1,155	2.16%
Borrowings	9,574	76	1.06%	10,425	80	1.02%

Total Interest Bearing Liabilities	$120,139	$1,098	1.22%	$117,812	$1,373	1.55%

Net Interest Income		5,902			5,688

Net Interest Margin			4.97%			4.89%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$6,517	$104	6.38%	$6,421	$98	6.10%
Real estate	108,605	1,671	6.15%	108,234	1,695	6.26%
Installment	18,458	451	9.77%	16,246	392	9.65%
Credit card	656	26	15.85%	610	27	17.70%
Federal funds sold	2,000	2	0.40%	3,193	2	0.25%
Interest Bearing Deposits	11,067	22	0.80%	11,361	38	1.34%
Securities
Taxable	5,108	27	2.10%	5,728	50	3.49%
Nontaxable [2]	4,047	46	4.55%	6,420	68	4.24%

Total earning assets	156,458	2,349	6.00%	158,213	2,370	5.99%

Interest Expense
Demand deposits	21,798	32	0.59%	20,365	31	0.61%
Savings	16,151	13	0.32%	16,147	14	0.35%
Time deposits	69,518	280	1.61%	72,877	359	1.97%
Borrowings	11,764	29	0.99%	11,266	31	1.10%

Total Interest Bearing Liabilities	$119,231	$354	1.19%	$120,655	$435	1.44%

Net Interest Income		$1,995			$1,935

Net Interest Margin			5.10%			4.89%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2011

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$11,391	$10,935	$68,724	$44,770	$—	$135,820
Interest bearing bank deposits	6,880	3,250	2,000	—	—	12,130
Investment securities[2]	2,500	—	4,988	2,036	769	10,293
Restricted stock	—	—	—	—	922	922
Federal funds sold	—	—	—	—	—	—

Total	20,771	14,185	75,712	46,806	1,691	159,165

Sources of Funds:

Interest bearing demand deposits	22,034	—	—	—	—	22,034
Regular savings	16,324	—	—	—	—	16,324
Certificates of deposit $100,000 and over	2,628	15,595	5,879	—	—	24,102
Other certificates of deposit	5,871	21,407	16,932	—	—	44,210
Borrowings	1,500	4,500	6,000	—	—	12,000

Total	$48,357	$41,502	$28,811	$—	$—	$118,670

Discrete Gap	$(27,586)	$(27,317)	$46,901	$46,806	$1,691	$40,495

Cumulative Gap	$(27,586)	$(54,903)	$(8,002)	$38,804	$40,495

Ratio of Cumulative
Gap To Total
Earning Assets at September 30, 2011	-17.33%	-34.49%	-5.03%	24.38%	25.44%

Ratio of Cumulative
Gap To Total
Earning Assets at December 31, 2010	-25.62%	-34.19%	-9.92%	21.86%	23.49%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4.	Controls and Procedures

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PIONEER BANKSHARES, INC.

By: /s/ THOMAS R. ROSAZZA
Date: November 14, 2011	Thomas R. Rosazza
President and Chief Executive Officer

Date: November 14, 2011	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer