Form 10-K
period 2011-12-31
PIONEER BANKSHARES INC/VA
filed 2012-03-29
CIK 1113026

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock – $.50 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates based on the last reported sales price of $16.50 per share as of June 30, 2011 was $14,823,980. The number of shares outstanding of the registrant’s common stock is 1,041,373 as of March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Pioneer Bank also owns and operates two subsidiaries, one of which is Pioneer Financial Services, LLC. Income received from insurance services and non-banking investment services is handled through Pioneer Financial Services, LLC. The second subsidiary owned by Pioneer Bank is Pioneer Special Assets, LLC, which is generally used in conjunction with foreclosed properties, as a means of minimizing the risk of liability to the Bank.

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

The Bank’s service area is a highly competitive, highly branched banking market. Competition in the market area for loans to small to medium size businesses and individuals, the Bank’s target market, is intense, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks that the Bank does not expect to provide or will not provide in the near future. Moreover, larger institutions operating in the western Virginia market area have access to borrowed funds at a lower cost than are available to the Bank. Also, deposit competition among institutions in the market area is strong.

Employees

As of December 31, 2011, the Company had 52 full-time equivalent employees. None of the employees are represented by any collective bargaining agreements and relations with employees are considered to be good.

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

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to fully implement. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve Bank. The Bureau will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

Interchange Fees. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. The Company believes that the compliance costs incurred in future reporting periods is likely to be increased due to the Dodd-Frank Act.

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

The Federal Reserve also has adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage ratio”) of 4%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total assets. The Bank’s capital ratios significantly exceed all requirements at December 31, 2011.

Deposit Insurance

Federal Deposit Insurance Coverage limits were permanently increased to $250,000 per depositor during 2010. The Bank generally pays a quarterly statutory assessment for this insurance coverage and must comply with the rules and regulations of the FDIC. Each depository institution is assigned to a risk category based upon capital and supervisory measures. In December 2009, federally insured banking institutions were required to prepay deposit insurance premiums through December 2012. Future FDIC assessments will be based on the Company’s assigned risk category and certain growth factors, as well as potential regulatory changes related to the insurance coverage and assessment process.

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

SEC Filings

A copy of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, excluding exhibits, as filed with the Securities and Exchange Commission can be obtained without charge by writing to Pioneer Bankshares, Inc., Attn: Thomas R. Rosazza, President and Chief Executive Officer, at 263 East Main Street, P.O. Box 10, Stanley, Virginia 22851. This information may also be accessed, without charge, by visiting the SEC’s Electronic Data Gathering and Retrieval Service EDGAR website at www.sec.gov.

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

The Bank also operates a branch facility in Charlottesville, Virginia. This branch is a leased facility. This office was opened in March 2005 and primarily offers commercial loans and small business accounts. As of December 31, 2011, this branch was located at 257 Ridge McIntire Road, Charlottesville, Virginia, with plans to relocate to 1710 Seminole Trail, Suite 4, during the 1st quarter of 2012.

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

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

COMMON STOCK TRADE PRICES

2011	High	Low
First Quarter	$17.95	$16.25
Second Quarter	17.00	16.00
Third Quarter	16.50	13.40
Fourth Quarter	14.11	13.50

2010	High	Low
First Quarter	$16.00	$13.50
Second Quarter	17.50	14.50
Third Quarter	16.00	14.50
Fourth Quarter	18.25	14.71

There were 1,041,373 and 1,035,274 shares of the Company’s Common Stock outstanding at the close of business on December 31, 2011 and 2010, respectively. There were 574 and 570 shareholders of record as of December 31, 2011 and 2010, respectively.

The Company has declared dividends on its Common Stock as follows:

Declared Date	Record Date	Payment Date	Per Share Amount

3/10/11	3/21/11	3/31/11	$.15
6/09/11	6/22/11	6/30/11	.15
9/08/11	9/21/11	9/30/11	.15
12/08/11	12/21/11	12/30/11	.14

Total for 2011			$.59

3/11/10	3/19/10	3/31/10	$.15
6/10/10	6/22/10	6/30/10	.15
9/09/10	9/22/10	9/30/10	.14
12/09/10	12/21/10	12/30/10	.14

Total for 2010			$.58

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

Stock Repurchases

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There were no repurchase transactions during 2011.

Item 6.	Selected Financial Data.

The following is selected financial data for the Company for the years ending December 31, 2011 and 2010. This information has been derived from audited financial information included in Item 8 of this Form 10-K.

FINANCIAL HIGHLIGHTS

(In thousands, except for per share information)

	2011	2010
Results of Operations
Interest and dividend income	$9,305	$9,377
Interest expense	1,443	1,764

Net interest income	7,862	7,613
Provision for loan losses	1,063	806

Net interest income after provision for loan losses	6,799	6,807
Noninterest income	1,204	1,171
Noninterest expense	5,597	5,235

Income before income taxes	2,406	2,743
Income tax expense	749	884

Net Income	$1,657	$1,859

Financial Condition, At Year End
Assets	$167,247	$168,158
Deposits	133,880	135,959
Loans, net of allowance	133,286	130,786
Stockholders’ Equity	20,563	19,395

Per Share Data
Net income per share, basic and diluted	$1.60	$1.80
Dividends per share	.59	.58
Book value per share	19.75	18.73

Performance Ratios
Return on average assets [1]	0.97%	1.13%
Return on average equity [1]	8.30%	9.99%
Dividend payout ratio	36.93%	32.17%
Average equity to average assets [1]	11.71%	11.33%

[1]	Ratios are based primarily on daily average balances

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion of the financial condition and results of operations on a consolidated basis for the two years ended December 31, 2011 and 2010, respectively, for the Company. The consolidated financial statements of the Company include the accounts of the Company, the Bank, and Pioneer Financial Services, LLC, and Pioneer Special Assets, LLC, each of which is a wholly-owned subsidiary of the Bank. This discussion should be read in conjunction with the audited consolidated financial statements and related notes of the Company presented elsewhere herein.

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

Goodwill

Goodwill is included in other assets and totaled $360,000 for the reporting periods ending December 31, 2011 and 2010. Goodwill is no longer amortized, but instead is evaluated for impairment at least annually. No impairment charges were recognized for the 2011 and 2010 reporting periods.

Financial Overview

The Company reported net earnings of $1.657 million for the year ending December 31, 2011, as compared to $1.859 million for 2010. This represents a decrease of approximately 11%. Total earnings per share as of December 31, 2011 were $1.60 compared to $1.80 for the prior year.

The Company’s total assets as of December 31, 2011 were $167.2 million as compared to $168.2 million for the prior year. Investments in securities available for sale increased by approximately $821,000 for the period ending December 31, 2011, as compared to total securities available for sale at December 31, 2010. Investments in interest bearing deposits decreased by $3.8 million for the period ending December 31, 2011, while investments in Federal Funds Sold also decreased by approximately $1.4 million for the same period in 2010. The Company’s deposit portfolio decreased by approximately $2.1 million during 2011 as compared to the total deposits as of December 31, 2010. The Company’s total capital was $20.6 million as of December 31, 2011 and remains above the established regulatory guidelines to be considered a well capitalized institution. The capital to asset ratio as of December 31, 2011 was 12.29% compared to 11.53% as of December 31, 2010.

The Company’s book value as of December 31, 2011 was $19.75 per share, as compared to a book value of $18.73 per share as of December 31, 2010. This represents an increase of 5.45%. Shareholder dividend payments for 2011 totaled $0.59 per share compared to $0.58 per share for the prior year. This represents a 1.72% increase for the company’s shareholders.

Results of Operations

Net Interest Income

Net interest income increased $249,000 or 3.27% in 2011. The increase in net interest income for 2011 is primarily attributed to lower market interest rates, which have reduced the interest expense on deposits and borrowings during the year. Interest expense on deposits and borrowings decreased by $321,000 or 18.20%, while total interest income on loans and investments decreased by $72,000 or 0.77%.

Interest income on securities available for sale decreased by $114,000 or 35.08% in 2011 compared to a decrease in the prior year of $160,000 or 32.99%. The average yields on securities decreased from 3.96% in 2010 to 3.37% in 2011. The decrease in average yield on securities is attributed to reinvestment activities during the year at lower market rates. Management makes every effort to maintain a diversified investment strategy as a means of safeguarding the investment portfolio and maintaining adequate cash flow to support future lending activities.

Interest income on federal funds sold and other deposits was $104,000 in 2011, compared to $150,000 in 2010. This decrease is primarily attributed to the low rate environment.

The net interest margin on earning assets on a tax equivalent basis increased from 4.95% in 2010 to 5.03% in 2011, as a result of the reduced deposit expense related to lower market rates. Interest expense on borrowings decreased by $6,000 or 5.56%, with the average rates paid on borrowings being 1.02% in 2011, compared to 1.04% in 2010. Yields on total loans decreased from 6.78% in 2010 to 6.74% in 2011. The yield on commercial and agricultural loans decreased from 6.77% in 2010 to 6.41% in 2011. Commercial and residential real estate loan yields decreased from 6.29% in 2010 to 6.20% in 2011. Installment loan yields have increased from 9.67% in 2010 to 9.70% in 2011.

Table I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(ON A FULLY TAXABLE EQUIVALENT BASIS)

(In Thousands)

	2011			2010
	Average	Income/ Expense	Average Rates Earned/ Paid	Average	Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans: [1]
Commercial	$6,057	$388	6.41%	$6,481	$439	6.77%
Real estate	108,179	6,711	6.20%	107,393	6,754	6.29%
Installment	18,038	1,750	9.70%	16,002	1,548	9.67%
Credit card	642	103	16.04%	616	105	17.05%

Total Loans	132,916	8,952	6.74%	130,492	8,846	6.78%
Federal funds sold	3,960	10	0.25%	2,449	6	0.24%
Interest bearing deposits	11,341	94	0.83%	10,606	144	1.36%
Securities
Taxable	4,707	106	2.25%	5,439	195	3.59%
Nontaxable[2]	4,792	214	4.47%	6,515	278	4.27%

Total Earning Assets	157,716	9,376	5.94%	155,501	9,469	6.09%

Allowance for loan losses	(2,426)			(2,250)
Nonearning assets	15,159			11,103

Total Assets	$170,449			$164,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand deposits	$23,898	$150	0.63%	$20,238	$129	0.64%
Savings	16,149	51	0.32%	16,091	55	0.34%
Time deposits	69,515	1,140	1.64%	71,231	1,472	2.07%

Total Interest Bearing Deposits	109,562	1,341	1.22%	107,560	1,656	1.54%
Borrowings	10,010	102	1.02%	10,426	108	1.04%

Total Interest Bearing Liabilities	119,572	1,443	1.21%	117,986	1,764	1.50%

Noninterest bearing deposits	28,868			26,518
Other liabilities	2,046			1,236

Total Liabilities	150,486			145,740

Stockholders’ equity	19,963			18,614

Total Liabilities and Stockholders’ Equity	$170,449			$164,354

Net Interest Earnings		$7,933			$7,705

Net Yield on Interest Earning Assets			5.03%			4.95%

[1]	Nonaccrual loans are included in computing the average balance.
[2]

An incremental tax rate of 34% and a 70% dividend exclusion were used to calculate the tax equivalent income. The total tax equivalent adjustment was approximately $71,000 for 2011 and $92,000 for 2010.

Table II

PIONEER BANKSHARES, INC.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

(On a fully tax equivalent basis)

(Dollars in thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans
Commercial	$(29)	$(22)	$(51)	$(37)	$19	$(18)
Real estate	49	(92)	(43)	443	(256)	187
Installment	197	5	202	23	(72)	(49)
Credit Card	5	(7)	(2)	(1)	(11)	(12)

Total Loans	222	(116)	106	428	(320)	108

Federal funds sold	4	—	4	—	—	—

Interest bearing deposits in banks	10	(60)	(50)	52	(89)	(37)

Investments
Taxable	(26)	(63)	(89)	(135)	(44)	(179)
Nontaxable	(74)	10	(64)	55	(28)	27

Total Securities	(100)	(53)	(153)	(80)	(72)	(152)

Total Earning Assets	$136	$(229)	$(93)	$400	$(481)	$(81)

Interest Expense
Demand deposits	$23	$(2)	$21	$48	$(77)	$(29)
Savings	—	(4)	(4)	—	(61)	(61)
Time deposits	(35)	(297)	(332)	(95)	(736)	(831)

Total Deposits	(12)	(303)	(315)	(47)	(874)	(921)

Borrowings	(4)	(2)	(6)	115	(230)	(115)

Total Liabilities	(16)	(305)	(321)	68	(1,104)	(1,036)

Net Interest Earnings	$152	$(76)	$(228)	$332	$623	$955

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Non-interest Income and Expense

Non-interest income increased by $33,000 during 2011 as compared to 2010. This represents an increase of 2.82% and is primarily attributed increased service charges and gains on securities transactions. Service charge income increased by $58,000 or 6.65%, while gains on securities were $111,000 in 2011 compared to losses of $43,000 in 2010.

Non-interest expense increased by $362,000 or 6.91% from 2010 to 2011. Salaries and benefits increased by $55,000 or 2.19% in 2011 compared to an increase of $410,000 or 19.46% in 2010. The increase in salaries and benefit expense during 2010 is the result of wage increases given to bank employees, as well as the addition of new salary expenses relating to staff positions that have remained vacant for an extended period of time. Additionally, the salary expense for 2010 was partially impacted by commission based compensation relating to the increased volume of investment transactions handled through the Bank’s subsidiary, Pioneer Financial Services, LLC. There were limited salary increases or staff changes during 2011. Management’s decisions in recent years regarding salary increases and hiring activities have been of a conservative nature in an effort to control costs in the uncertain economic environment.

Equipment expenses decreased by $118,000 or 27.38% in 2011 compared to 2010 as a result of normal depreciation fluctuation and reduced maintenance fees related to the bank’s outsourcing of data processing functions. Other expenses increased by $191,000 from 2010 to 2011, which is the net result of increases and decreases in various operating costs.

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

Securities

Securities as of December 31, 2011 totaled $12.9 million, which is a 6.31% increase compared to the December 31, 2010 balance of $12.1 million. This increase is the result of management’s efforts to utilize excess liquidity and cash by investing in additional interest earning assets throughout the year.

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

At December 31, 2011, the Company had investments in equity securities consisting primarily of common stocks with a total cost of $1.4 million and corporate bonds with a cost of $470,000, with a combined estimated market value of $2.0 million. The equity securities are generally purchased with the objective of generating additional interest or dividend income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

The total available for sale investment portfolio at December 31, 2011 has a cost of $11.6 million and an estimated fair market value of $12.0 million. These investments include U.S. government and agency securities, state and municipal securities, and fixed mortgaged-backed securities. The equity securities portfolio is also classified as available for sale.

The schedule below summarizes the book value of the portfolio by maturity classification and shows the weighted average yield in each group on a tax equivalent basis as of December 31, 2011 and December 31, 2010:

	2011 Book Value	Weighted Average Yield	2010 Book Value	Weighted Average Yield
(In Thousands)
Securities available for sale
Maturing within one year	$81	4.83%	$3,500	0.01%
Maturing after one year & within five years	4,723	2.92%	3,487	3.69%
Maturing after five years & within ten years	4,034	2.19%	1,751	5.04%
Maturing after 10 years	1,319	2.81%	1,040	5.50%
Equity Securities	1,433		1,037

Total securities available for sale	$11,590	2.63%	$10,815	2.79%

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

Loan Portfolio

Total net loans increased during 2011 from $130.8 million at December 31, 2010 to $133.3 million at December 31, 2011. This is an increase of $2.5 million or 1.91%. The increase in the loan portfolio was mainly in the categories of residential mortgages, commercial non real estate, and consumer loans. Loans are stated at their face amount, net of unearned discount, and are shown in the following schedule:

	December 31, 2011	December 31, 2010
	(In Thousands)
Real estate loans
Construction & land loans	$4,934	$6,283
Residential equity lines of credit	1,766	1,534
Residential 1-4 family	52,241	48,573
Residential second mortgages 1-4 family	3,616	4,161
Residential multifamily	5,346	5,439
Commercial agricultural loans	3,412	4,125

Commercial municipal loans	183	164
Commercial owner & non-owner occupied	37,826	40,911
Total real estate loans	109,324	111,190

Commercial non real estate loans	6,694	4,891

Consumer non real estate loans
Personal installments	19,245	16,688
Credit cards	706	659
Overdrafts/other	69	73

Total consumer installment loans	20,020	17,420

Gross loans	136,038	133,501
Less unearned discount on loans	(323)	(373)

Loans, less unearned discount	135,715	133,128
Less allowance for loan losses	(2,429)	(2,342)

Net loans receivable	$133,286	$130,786

The Bank’s policy has been to make collectible loans that are held for future interest income. Collateral required by the Bank is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.

The residential real estate loans, including equity lines of credit, residential 1–4 family first and second mortgages, and multifamily loans totaled $63.0 million as of December 31, 2011 as compared to $59.7 million at December 31, 2010. Residential real estate loans are generally made for a period not to exceed 30 years and are secured by first deed of trust, which do not exceed 80% of the appraised value. If the loan to value ratio exceeds 80%, the Company requires additional collateral or guarantees. For a majority of the real estate loans, interest is adjustable after each three or five year period. Fixed rate loans are generally made for a fifteen-year period. In addition, the Bank makes home equity loans secured by second deeds of trust with total indebtedness not to exceed 80% of the appraised value. Home equity loans are made on a 10-year revolving line of credit basis.

The small business commercial real estate loans, including construction and land loans, agricultural/farm loans, and other business properties totaled $45.0 million as of December 31, 2011 as compared to $50.8 million at December 31, 2010.

Management has established specific lending criteria relating to real estate and commercial loans as a means of assessing the risk inherent in the portfolio.

A schedule of remaining maturities of selected loan categories as of December 31, 2011 is as follows:

	At December 31, 2011
	(In Thousands)
	Less than One Year	One to Five Years	Greater than Five Years	Total
Construction & land loans	$2,440	$2,099	$395	$4,934
Commercial industrial & agricultural loans	1,896	3,877	906	6,679

Total maturities of selected loans	$4,336	$5,976	$1,301	$11,613

For maturities over one year:
Fixed rates	$6,899
Variable rates	378

$7,277

At December 31, 2011 construction loans were 3.70% percent of total net loans and commercial and agricultural loans were 5.01% of total net loans.

Risk Elements in the Loan Portfolio

The following schedule outlines the non-accrual, restructured, and other non-performing risk elements in the loan portfolio as of December 31, 2011 and December 31, 2010:

	2011	2010
	(In Thousands)
Non-accrual Loans	$4,422	$2,589
Loans past due 90 days or more & still accruing	345	76
Other real estate owned	1,095	244

Total non-performing assets	$5,862	$2,909

Allowance for loan losses to total loans	1.79%	1.76%

Non-performing assets to total loans	4.32%	2.19%

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

Restructured loans are generally defined as those loans on which the original interest rate or repayment terms have been modified specifically due to the borrower’s financial hardship. Restructured loans totaled $5.5 million as of December 31, 2011, with approximately $2.2 million being classified as performing and in compliance with their modified terms. Approximately $3.3 million were classified as nonperforming based on their past due or nonaccrual status as of December 31, 2011. Restructured loans as of December 31, 2010 totaled $875,000, with approximately $432,000 being classified as performing and approximately $443,000 classified as nonperforming.

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. Impaired loans not included in the non-accrual totals with specific allocations as of December 31, 2011 totaled approximately $538,000 compared to $448,000 for the prior year. Impaired loans and other potential problem loans are monitored closely on an on-going basis and allocations are made in accordance with the Company’s allowance for loan loss calculations. Management monitors all past due accounts carefully for any anticipated losses and makes appropriate allocations of funds for the probable and inherent risk of loss within the portfolio.

Loan Losses and Allowance For Loan Losses

The following schedule outlines the activity in the allowance for loan loss account as of December 31, 2011 and December 31, 2010:

	2011	2010
	(In Thousands)
Beginning balance	$2,342	$1,945
Provision charged to expense	1,063	806

Loan losses:
Construction & land loans	391	—
Real estate	387	205
Commercial non real estate	31	—
Consumer non real estate	356	353
Total Loan Losses	1,165	558

Recoveries:
Construction & land loans	—	—
Real estate	4	1
Commercial non real estate	4	8
Consumer non real estate	181	140
Total Loan Recoveries	189	149

Net Loan Losses	976	409

Balance at End of Period	$2,429	$2,342

Net Loan Losses as a Percent of Average loans	0.73%	0.31%

A breakdown of the allowance allocations by loan type are presented below for December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
	Amount	Percent of Allowance	Percent of Average Loans	Amount	Percent of Allowance	Percent of Average Loans
	(In Thousands)
Analysis of Ending Balance
Commercial	$352	14.49%	4.56%	$222	9.48%	4.97%
Real estate	1,463	60.23%	81.39%	1,702	72.67%	82.30%
Consumer	592	24.37%	13.57%	406	17.34%	12.26%
Credit card	22	0.91%	0.48%	12	0.51%	0.47%

Total	$2,429	100.00%	100.00%	$2,342	100.00%	100.00%

Allowance for loan losses as a percent of year end loans		1.79%			1.76%

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

The allowance for loan loss balance of $2.4 million at December 31, 2011 increased by approximately $87,000 from its level at December 31, 2010. The increase in the allowance balance is primarily attributed to specific allocations related to impaired loans and an increased percentage of non-performing assets, including nonaccruals, past dues, and classified loans. The increase in non-performing assets is partially attributed to a declining economic environment. Management has made allocations based on the declining economic trends and increases in non-performing assets, as a means of providing sufficient funding for possible losses. The cumulative balance in the allowance for loan loss account was equal to 1.79% and 1.76% of total loans at December 31, 2011 and December 31, 2010, respectively. The increase in the percentage of allowance to total loans is considered to be directionally consistent with trends in the portfolio.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of December 31, 2011 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

Loan charge offs for 2011 increased by $607,000 compared to the prior year, and loan loss recoveries increased by $40,000. This resulted in an overall increase of $567,000 in net loan charge offs for the period ending December 31, 2011 as compared to December 31, 2010. The increase in charge offs is primarily related to increased foreclosure activities on various real estate loan types.

The provision expense related to the allowance for loan loss for 2011 increased by $257,000 as compared to 2010. This increase is directly related to the charge offs noted above.

Management’s evaluation of the allowance for loan losses as of December 31, 2011 and December 31, 2010 concluded that the reserved amount was adequate to cover estimated losses inherent in the portfolio. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment, and Software

The Bank had purchases relating to premises, equipment and other fixed assets of approximately $1.1 million during 2011. These transactions were primarily related to the purchase of a tract of land located in Ruckersville, Virginia to be used for a potential new branch facility in the near future. Additionally there were certain software and equipment upgrades during 2011.

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

The Bank executed new contracts with its core data processing vendor during 2010 for various system enhancements relating to certain daily processing functions and operational software upgrades. One major element of these new contracts was the change from an in-house daily processing system to an outsourced environment, in which the core vendor now performs selected back-office operational support functions for the bank. The implementation of these new system functions are expected to provide certain cost savings and increased internal efficiencies to the Bank.

Deposits

Demand deposits consist of checking accounts including standard consumer accounts, NOW accounts, and money market (MMDA) accounts. The Company’s demand deposits have historically remained relatively stable; however, these balances fluctuate with normal daily activity. The Company’s total deposits as of December 31, 2011 were $133.9 million compared to $136.0 million at December 31, 2010. This decrease of $2.1 million or 1.53% was primarily in the category of time deposit and savings accounts. Total interest bearing demand deposits totaled $27.7 million as of December 31, 2011 compared to $23.1 million at December 31, 2010. Total non-interest bearing demand deposits were $29.2 million as of December 31, 2011 compared to $25.7 million at December 31, 2010.

The Bank’s total savings deposits include passbook and statement savings accounts. As of December 31, 2011 total savings deposits were $12.0 million compared to $15.7 million as of December 31, 2010. This represents a decrease of approximately $3.7 million or 23.56%.

Time accounts in the form of certificates of deposit instruments represent approximately 48.49% of the Bank’s total deposits. Total time deposits were $64.9 million as of December 31, 2011 compared to $71.4 million at December 31, 2010. Time deposits with a balance greater than $100,000 represent 34.82% of the Bank’s total time deposit portfolio. The maturity schedule as of December 31, 2011 for certificates of deposit over $100,000 are shown below:

Maturity: (in thousands)

Less than 3 months	$7,240
3 to 12 months	11,427
1 to 3 years	3,262
Over 3 years	672

Total	$22,601

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. This represents a total credit line of approximately $65.8 million and $65.9 million as of December 31, 2011 and 2010, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $52.2 million at December 31, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2011, total outstanding borrowings with FHLB were $10.5 million compared to $11.0 million as of December 31, 2010. The outstanding balance at December 31, 2011 consisted of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

The contractual maturities of the outstanding FHLB advances as of December 31, 2011 are shown below:

(In thousands)
Due in 2013	$5,000
Due in 2014	5,500

Total	$10,500

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

The Company’s capital ratios exceed regulatory requirements and are considered to be in the well capitalized category under the regulatory framework. Total consolidated capital as a percentage of risk-weighted assets was 15.8% at December 31, 2011 compared to 16.4% at December 31, 2010. The ratio of Consolidated Tier 1 Capital to risk-weighted assets was 14.6% as of December 31 2011 compared to 15.1% at December 31, 2010.

The following schedule shows a comparative breakdown of the Company’s capital as of December 31, 2011 and December 31, 2010:

	2011	2010
	(In Thousands)
Tier 1 capital
Consolidated Risk-weighted assets	$137,118	$124,487

Consolidated Tier 1 capital
Common stock	$521	$518
Retained Earnings	19,783	18,649
Goodwill excluded	(360)	(360)

Total Tier 1 capital	19,944	18,807

Consolidated Tier 2 capital
Allowance for loan losses (1)	1,714	1,556

Total risk-based capital	$21,658	$20,363

Consolidated total risk-based capital ratio	15.8%	16.4%
Consolidated Tier 1 risk-based capital ratio	14.6%	15.1%
Consolidated Leverage ratio	11.7%	11.4%

(1)	Limited to 1.25% of gross risk-weighted assets

Interest Sensitivity and Liquidity

At December 31, 2011, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 38.71% for the one-year re-pricing period compared with a negative Gap Sensitivity Ratio of 34.19% at December 31, 2010. This generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company’s interest rate risk and believes that the current position is an acceptable risk for a growing community bank, which operates primarily in a rural environment.

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

Liquidity as of December 31, 2011 remains adequate. The Bank historically has had a stable core deposit base and, therefore, does not have to rely on volatile funding sources. Because of the stable core deposit base, changes in interest rates should not have a significant effect on liquidity. The Bank was a seller of federal funds for most of 2011 and 2010. The Bank’s membership in the Federal Home Loan Bank System also provides liquidity, as the Bank can borrow funds at various terms and then match such maturities to specific repayment terms of loans. The matching of the assets and liabilities helps the Bank reduce its sensitivity to interest rate changes. The Bank reviews its interest rate gap periodically and makes adjustments as needed.

There are no off-balance-sheet items that should impair future liquidity.

The following table reflects the Company’s interest sensitivity and interest rate risk position as of December 31, 2011:

(In Thousands)
	1 - 90	91 - 365	1 to 5	Over 5	Not
	Days	Days	Years	Years	Classified	Total
Uses of Funds:
Loans	$10,195	$10,989	$68,851	$45,680	—	$135,715
Interest Bearing Bank deposits	3,788	1,000	2,000	—	—	6,788
Investment Securities	—	—	4,462	5,508	2,019	11,989
Restricted Stock	—	—	—	—	891	891
Federal Funds Sold	1,200	—	—	—	—	1,200

Total	15,183	11,989	75,313	51,188	2,910	156,583

Sources of Funds:
Demand Deposits
Interest bearing	27,718	—	—	—	—	27,718
Savings accounts	12,037	—	—	—	—	12,037
Time Deposits:
Over $ 100,000	7,240	11,427	3,814	120	—	22,601
Other certificates	8,392	20,964	12,678	280	—	42,314

Total deposits	55,387	32.391	16,492	400	—	104,670

Borrowings	—	—	10,500	—	—	10,500

Total	55,387	32,391	26,992	400	—	115,170

Discrete Gap	(40,204)	(20,402)	48,321	50,788	2,910	41,413

Cumulative Gap	(40,204)	(60,606)	(12,285)	38,503	41,413

Ratio of Cumulative Gap to Total Earning
Assets	-25.68%	-38.71%	-7.85%	24.59%	26.45%

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

New Accounting Standards

New accounting standards and pronouncements are established by various accountancy governing bodies to provide guidance in the principles and practices used for maintaining accurate and consistent accounting records. The Company has established monitoring procedures for the review of new accounting pronouncements relating to the banking industry, in order to ensure that all transactions are in compliance with GAAP. New accounting standards and pronouncements not yet in effect, that are considered to be applicable to the Company, are included in Note 1 of the Consolidated Financial Statements within this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pioneer Bankshares, Inc.

Stanley, Virginia

We have audited the accompanying consolidated balance sheets of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bankshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 29, 2012

PIONEER BANKSHARES, INC. AND SUBSIDARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In Thousands, except share and per share data)

	2011	2010
ASSETS
Cash and due from banks	$3,360	$4,373
Interest-bearing deposits in other banks	6,788	10,634
Federal funds sold	1,200	2,550
Securities available for sale, at fair value	11,989	11,168
Restricted securities, at cost	891	947
Loans receivable, net of allowance of $2,429 in 2011 and $2,342 in 2010	133,286	130,786
Bank premises and equipment, net	4,127	3,359
Accrued interest receivable	727	681
Other real estate owned	1,095	244
Other assets	3,784	3,416

Total Assets	$167,247	$168,158

LIABILITIES

Deposits
Noninterest bearing	$29,210	$25,739
Interest bearing
Demand	27,718	23,104
Savings	12,037	15,746
Time deposits over $100,000	22,601	27,545
Other time deposits	42,314	43,825

Total Deposits	133,880	135,959

Accrued expenses and other liabilities	2,304	1,804
Borrowings	10,500	11,000

Total Liabilities	146,684	148,763

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000 shares; outstanding – 1,041,373 and 1,035,274 shares in 2011 and 2010, respectively	521	518
Retained earnings	19,783	18,649
Accumulated other comprehensive income, net	259	228

Total Stockholders’ Equity	20,563	19,395

Total Liabilities and Stockholders’ Equity	$167,247	$168,158

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands, except per share data)

	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans including fees	$8,952	$8,846	$8,738
Interest on securities – taxable	95	187	379
Interest on securities – nontaxable	116	138	106
Deposits and federal funds sold	104	150	187
Dividends	38	56	58

Total Interest and Dividend Income	9,305	9,377	9,468

INTEREST EXPENSE:
Deposits	1,341	1.656	2,577
Borrowings	102	108	223

Total Interest Expense	1,443	1,764	2,800

NET INTEREST INCOME	7,862	7,613	6,668
PROVISION FOR LOAN LOSSES	1,063	806	1,260

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,799	6,807	5,408

NONINTEREST INCOME:
Service charges on deposit accounts	930	872	974
Commission income	83	250	57
Other income	80	92	86
Gains (losses) on security transactions	111	(43)	95

Total Noninterest Income	1,204	1,171	1,212

NONINTEREST EXPENSES:
Salaries and employee benefits	2,572	2,517	2,107
Occupancy expenses	365	350	332
Equipment expenses	313	431	562
ATM expenses	125	101	116
FDIC assessment	161	221	330
Sales and franchise tax	144	156	135
Supplies and printing	131	145	153
Director compensation and fees	156	158	165
Loss (Gain) on other real estate owned	119	20	(29)
Legal fees	70	125	60
Professional and audit fees	300	239	221
Data processing fees	189	60	—
Telephone	166	117	110
Other expenses	786	595	578

Total Noninterest Expenses	5,597	5,235	4,840

INCOME BEFORE INCOME TAXES	2,406	2,743	1,780
INCOME TAX EXPENSE	749	884	552

NET INCOME	$1,657	$1,859	$1,228

PER SHARE DATA:
Net income, basic and diluted	$1.60	$1.80	$1.20

Dividends	$0.59	$0.58	$0.57

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE DECEMBER 31, 2008	$509	$16,460	$(164)	$16,805

Comprehensive Income
Net Income		1,228		1,228
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $190)			328
Reclassification adjustment for gains included in net income (net of tax effect of $32)			(63)	265

Total Comprehensive Income				1,493
Cash Dividends		(583)		(583)
Stock issued for compensation	6	195		201

BALANCE DECEMBER 31, 2009	$515	$17,300	$101	$17,916

Comprehensive Income
Net Income		1,859		1,859
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $70)			99
Reclassification adjustment for losses included in net income (net of tax effect of $15)			28	127

Total Comprehensive Income				1,986
Cash Dividends		(598)		(598)
Stock issued for compensation	3	88		91

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

Comprehensive Income
Net Income		1,657		1,657
Changes in unrealized gains on securities, net of taxes
Unrealized holding gains arising during the period (net of tax effect of $53)			104
Reclassification adjustment for gains included in net income (net of tax effect of $38)			(73)	31

Total Comprehensive Income				1,688
Cash Dividends		(612)		(612)
Stock issued for compensation	3	89		92

BALANCE DECEMBER 31, 2011	$521	$19,783	$259	$20,563

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	(In Thousands)
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,657	$1,859	$1,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,063	806	1,260
(Gain) loss on security transactions	(111)	43	(95)
Net amortization (accretion) on securities	26	27	19
Deferred income tax (benefit)	(65)	(126)	(152)
Depreciation	316	355	390
Stock based compensation	92	91	201
(Gain) loss of sale on other real estate	119	20	(29)
Net change in:
Accrued interest receivable	(46)	(37)	76
Other assets	(319)	29	(2,425)
Accrued expenses and other liabilities	500	331	546

Net Cash Provided by Operating Activities	3,232	3,398	1,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits in other banks	3,846	(3,910)	5,172
Net change in federal funds sold	1,350	(1,050)	(1,400)
Net change in restricted securities	56	(159)	4
Proceeds from maturities, sales, and principal payments of securities available for sale	19,449	15,923	19,428
Purchase of securities available for sale	(20,138)	(13,951)	(16,712)
Net (increase) in loans	(4,775)	(7,189)	(6,656)
Proceeds on sale of other real estate	242	344	625
Purchase of bank premises and equipment	(1,084)	(132)	(182)

Net Cash Provided by (Used in) Investing Activities	(1,054)	(10,124)	279

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Demand and savings deposits	4,376	4,090	7,177
Time deposits	(6,455)	(145)	(4,141)
Proceeds from borrowings	6,000	22,060	10,000
Curtailments of borrowings	(6,500)	(19,560)	(10,900)
Dividends paid	(612)	(598)	(583)

Net Cash Provided by (Used in) Financing Activities	(3,191)	5,847	1,553

CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(1,013)	(879)	2,851
Cash and cash equivalents, beginning of year	4,373	5,252	2,401

Cash and cash equivalents, end of year	$3,360	$4,373	$5,252

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$1,492	$1,931	$3,007
Income taxes	708	892	837
Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	46	212	423
Other real estate acquired in settlement of loans	1,212	257	927

See Notes to Consolidated Financial Statements.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Subsequent Events – In preparing these financial statements, management has evaluated subsequent events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has included within this report any such events determined to be material subsequent events as required.

Securities – Investment securities which the Company intends to hold until maturity or until called are classified as held to maturity. These investment securities are carried at cost. Restricted securities include the Bank’s investments in Federal Reserve Bank stock and FHLB stock and are carried at cost.

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. At December 31, 2011 and 2010, the Company classified all securities as available for sale.

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

For equity securities, impairment is considered to be other-than-temporary based on the institution’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, a best estimate of the present value of cash flows expected to be collected from debt securities, the institution’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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

Allowance for Loan Losses – The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. This evaluation process is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance evaluation process also gives consideration to risk characteristics associated with each segment of the loan portfolio, which are further defined in Note 6 of this report.

Loans are generally charged against the allowance when management believes the collectability of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on the evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, concentrations of credit within the portfolio, loan growth trends, levels of adversely classified loans, past due trends, as well as other factors related to the knowledge and experience of lending personnel and legal, regulatory, or compliance issues related to lending practices. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Troubled Debt Restructurings – In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructure (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

Restructured loans totaled $5.5 million as of December 31, 2011, which included $2.2 million that are classified as performing and in compliance with their modified terms. Approximately $3.3 million of the restructured loans as of December 31, 2011 were classified as nonperforming based on their past due or nonaccrual status. Restructured loans as of December 31, 2010 totaled $875,000, with approximately $432,000 classified as performing and approximately $443,000 classified as nonperforming.

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

Advertising Costs – The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expense amounted to $42,853, $36,481, and $40,542 for the years ended December 31, 2011, 2010, and 2009, respectively.

Earnings Per Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

Adoption of New Accounting Standards – In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

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

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank required to be on reserve, was $1.3 million at December 31, 2011 and $1.2 million at December 31, 2010.

NOTE 4	DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Bank had cash deposited in and federal funds sold to other banks, most of which exceed federally insured limits, totaling approximately $2.1 million and $3.8 million at December 31, 2011 and 2010, respectively. Management has established acceptable risk tolerances relating to uninsured deposits in other banks and diversifies these funds in accordance with policy guidelines.

NOTE 5	INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2011
Available for Sale
U.S. government and agency securities	$4,518	$—	$—	$4,518
Mortgage-backed securities	1,725	55	1	1,779
State and municipals	3,444	229	—	3,673
Corporate securities	470	29	—	499
Equity securities	1,433	91	4	1,520

	$11,590	$404	$5	$11,989

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2010
Available for Sale
U.S. government and agency securities	$4,500	$4	$—	$4,504
Mortgage-backed securities	1,040	75	—	1,115
State and municipals	3,760	156	—	3,916
Corporate securities	478	35	—	513
Equity securities	1,037	83	—	1,120

	$10,815	$353	$—	$11,168

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INVESTMENT SECURITIES: (continued)

Realized gains and losses on available for sale securities are summarized below:

	2011	2010	2009
	(In Thousands)

Gains	$148	$169	$137
Losses	(37)	(212)	(42)

Net Gains (Losses)	$111	$(43)	$95

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due within one year	$81	$81
Due after one year through five years	4,723	4,880
Due five years through ten years	4,034	4,166
Due after ten years	1,319	1,342

	10,157	10,469
Equity securities	1,433	1,520

	$11,590	$11,989

Investment securities with a book value of $704 thousand at December 31, 2011 and $773 thousand at December 31, 2010 were pledged to secure public deposits and for other purposes required by law.

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

As of December 31, 2011, there were 4 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows (in thousands):

		Mortgage Backed Securities	Equity Securities	Total

Less than 12 Months	Fair Value	$1,020	$127	$1,147
	Unrealized Losses	(1)	(4)	(5)

More than 12 Months	Fair Value	—	—	—
	Unrealized Losses	—	—	—

Total	Fair Value	1,020	127	1,147
	Unrealized Losses	(1)	(4)	(5)

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

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of December 31, 2011, the Bank’s investment in FHLB stock totaled approximately $816,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of December 31, 2011 and 2010 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS:

Loans are stated at their face amount, net of unearned discount, and are classified as follows:

	December 31, 2011	December 31, 2010
	(In Thousands)
Real estate loans
Construction & land loans	$4,934	$6,283
Residential equity lines of credit	1,766	1,534
Residential 1-4 family	52,241	48,573
Residential second mortgages 1-4 family	3,616	4,161
Residential multifamily	5,346	5,439
Commercial agricultural loans	3,412	4,125
Commercial municipal loans	183	164
Commercial owner & non-owner occupied	37,826	40,911

Total real estate loans	109,324	111,190

Commercial non real estate loans	6,694	4,891

Consumer non real estate loans
Personal installments	19,245	16,688
Credit cards	706	659
Overdrafts/other	69	73

Total consumer installment loans	20,020	17,420

Gross loans	136,038	133,501
Less unearned discount on loans	(323)	(373)

Loans, less unearned discount	135,715	133,128
Less allowance for loan losses	(2,429)	(2,342)

Net loans receivable	$133,286	$130,786

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit, residential 1 – 4 family first and second mortgages, and multifamily loans totaled $62.9 million as of December 31, 2011 as compared to $59.7 million at December 31, 2010. The small business commercial real estate loans, including construction and land loans, agricultural/farm loans, and other business properties totaled $45.0 million as of December 31, 2011 as compared to $50.8 million at December 31, 2010. Management has established specific lending criteria relating to real estate loans as a means of assessing the risk inherent in the portfolio.

Deposit account overdrafts are also classified as loans and totaled $69,000 and $73,000 as of December 31, 2011 and 2010, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2011 (in thousands):

Impaired Loans with a Recorded Allowance	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$572	$572	$175	$829	$—

Residential Real Estate
1-4 Family Residences	$856	$856	$252	$955	$27
Multifamily Dwellings	$763	$763	$75	$763	$51

Commercial Real Estate
Agricultural Loans	$361	$361	$100	$363	$14

Commercial – Non Real Estate
Industrial loans	$585	$585	$273	$424	$29

Totals	$3,137	$3,137	$875	$3,334	$121

Impaired Loans without a Recorded Allowance as of December 31, 2011	Recorded Investment	Unpaid Principal	Average Recorded Investment	Interest Income Recognized

Residential Real Estate
1-4 Family Residences	$501	$501	$382	$15

Commercial Real Estate
Owner Occupied	$1,261	$1,261	$1,261	$56
Non-owner Occupied	$1,771	$1,771	$1,773	$71

Commercial – Non Real Estate
Industrial loans	$176	$176	$177	$9

Totals	$3,709	$3,709	$3,593	$151

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2010 (in thousands):

Impaired Loans with a Recorded Allowance	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$1,378	$1,378	$540	$1,416	$4

Residential Real Estate
1-4 Family Residences	$982	$982	$180	$651	$35

Commercial Real Estate
Non-owner occupied	$220	$662	$175	$220	$—

Commercial – Non Real Estate
Industrial loans	$241	$241	$120	$202	$16

Totals	$2,821	$3,263	$1,015	$2,489	$55

There were no impaired loans without a recorded allowance as of December 31, 2010.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2011 (in thousands):

Past Due Loans by Class	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$1,332	$1,332
Commercial	—	572	—	572	1,691	2,263
Other – Land only	51	34	—	85	1,254	1,339

Residential Real Estate
Equity Lines of Credit	18	—	9	27	1,739	1,766
1-4 Family Residences	3,404	383	739	4,526	54,848	55,857
Multifamily Dwellings	763	—	—	763	4,583	5,346

Commercial Real Estate
Owner occupied	—	574	—	574	21,640	22,214
Non-owner occupied	—	78	—	78	15,534	15,612
Agricultural / Farm loans	—	—	—	—	3,412	3,412
Municipals	—	—	—	—	183	183

Commercial – Non Real Estate
Agricultural	$—	$—	$—	$—	$165	$165
Industrial	51	13	323	387	6,127	6,514
Municipals	—	—	—	—	15	15

Consumer – Non Real Estate
Credit Cards	24	—	—	24	682	706
Automobile loans	340	92	41	473	13,432	13,905
Other personal loans	145	20	51	216	5,193	5,409

Totals Gross Loans	$4,796	$1,766	$1,163	$7,725	$128,313	$136,038

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2010 (in thousands):

Past Due Loans by Class	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$708	$708
Commercial	—	—	589	589	3,878	4,467
Other – Land only	118	88	—	206	902	1,108

Residential Real Estate
Equity Lines of Credit	27	—	—	27	1,507	1,534
1-4 Family Residences	2,894	1,011	623	4,528	48,206	52,734
Multifamily Dwellings	—	—	—	—	5,439	5,439

Commercial Real Estate
Owner occupied	69	402	—	471	24,763	25,234
Non-owner occupied	182	—	220	402	15,275	15,677
Agricultural / Farm loans	—	—	5	5	4,120	4,125
Municipals	—	—	—	—	164	164

Commercial – Non Real Estate
Agricultural	$—	$5	$—	$5	$159	$164
Industrial	517	47	46	610	4,082	4,692
Municipals	—	—	—	—	35	35

Consumer – Non Real Estate
Credit Cards	26	5	—	31	628	659
Automobile loans	368	144	96	608	11,903	12,511
Other personal loans	108	28	7	143	4,107	4,250

Totals Gross Loans	$4,309	$1,730	$1,586	$7,625	$125,876	$133,501

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of December 31, 2011 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$572

Residential Real Estate
Equity Lines of Credit	9	—
1-4 Family Residences	274	1,416
Multifamily dwellings	—	763

Commercial Real Estate
Owner occupied	—	621
Non-owner occupied	—	175
Agricultural / Farm loans	—	361

Commercial Non-Real Estate
Industrial	47	460

Consumer – Non Real Estate
Automobile loans	6	12
Other personal loans	9	42

Totals Gross Loans	$345	$4,422

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

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

Loans past due greater than 90 days and still accruing interest at December 31, 2011 and 2010 totaled $345,000 and $76,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $619,000 and $216,000, at December 31, 2011 and 2010, respectively. The nonaccrual loans excluded from impaired loan disclosure at December 31, 2011 consisted of one large residential real estate loan in which an insurance settlement was pending, and several smaller balance consumer loans, which were paying as agreed or in process of collection.

The loan portfolio is comprised of various categories or segments, each of which have certain risk characteristics that are evaluated at the time of loan origination and periodically thereafter. Construction loans carry risks associated with whether or not the project will be completed according to schedule and within its original budget, as well as valuation risk associated with the overall value of the collateral upon completion. Residential real estate loans carry risks associated with continued credit-worthiness and financial stability of the borrower, as well as potential valuation changes relating to collateral. Commercial real estate loans carry risks associated with the continued operations of the business, as well as sufficient cash flow and profitability to service the debt. Additionally, commercial real estate loans are subject to risks associated with potential collateral valuation changes. Commercial non-real estate loans, including those in the industrial and agricultural categories, carry similar risks to the commercial real estate loans, as they are dependent upon the continued successful business operations and cash flow. Commercial non-real estate loans also carry a risk associated with collateral being more difficult to assess. Consumer loans carry risks associated with the continued credit-worthiness and financial stability of the borrower, as well as potential for rapid depreciation or reduced value of the collateral, especially in automobile lending.

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

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2011 (in thousands):

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$1,326	$6	$—	$—	$—	$—	$1,332
Commercial	—	1,690	—	573	—	—	2,263
Other – Land only	1,125	191	23	—	—	—	1,339

Residential Real Estate
Equity Lines of Credit	1,730	36	—	—	—	—	1,766
1-4 Family Residences	44,640	7,267	2,459	1,491	—	—	55,857
Multifamily Dwellings	2,688	1,895	—	763	—	—	5,346

Commercial Real Estate
Owner occupied	7,169	10,463	2,679	1,903	—	—	22,214
Non-owner occupied	3,269	8,434	2,138	1,771	—	—	15,612
Agricultural / Farm loans	895	1,798	358	361	—	—	3,412
Municipals	181	2	—	—	—	—	183

Commercial – Non Real Estate
Agricultural	21	144	—	—	—	—	165
Industrial	2,526	3,232	7	565	184	—	6,514
Municipals	15	—	—	—	—	—	15

Consumer – Non Real Estate
Credit Cards	682	24	—	—	—	—	706
Automobile loans	13,883	—	22	—	—	—	13,905
Other personal loans	5,296	71	40	2	—	—	5,409

Totals Gross Loans	$85,446	$35,253	$7,726	$7,429	$184	$—	$136,038

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2010 (in thousands):

	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$699	$9	$—	$—	$—	$—	$708
Commercial	778	2,117	—	1,572	—	—	4,467
Other – Land only	898	183	27	—	—	—	1,108

Residential Real Estate
Equity Lines of Credit	1,514	20	—	—	—	—	1,534
1-4 Family Residences	44,943	5,094	2,490	207	—	—	52,734
Multifamily Dwellings	2,813	772	1,180	674	—	—	5,439

Commercial Real Estate
Owner occupied	10,268	12,862	1,703	401	—	—	25,234
Non-owner occupied	2,339	11,336	—	1,782	220	—	15,677
Agricultural / Farm loans	963	2,564	598	—	—	—	4,125
Municipals	138	26	—	—	—	—	164

Commercial – Non Real Estate
Agricultural	11	153	—	—	—	—	164
Industrial	1,688	2,753	128	—	123	—	4,692
Municipals	35	—	—	—	—	—	35

Consumer – Non Real Estate
Credit Cards	628	31	—	—	—	—	659
Automobile loans	12,470	6	35	—	—	—	12,511
Other personal loans	3,842	74	332	2	—	—	4,250

Totals Gross Loans	$84,027	$38,000	$6,493	$4,638	$343	—	$133,501

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	LOANS: (continued)

Loans modified and classified as troubled debt restructures during the reporting period ending December 31, 2011 are reported in the table below. These loans are also included in the impaired loan disclosures previously presented within this report. At December 31, 2011, there were a total of $5.5 million in loans classified as troubled debt restructurings, with approximately $3.9 million being loans that were modified during the current year.

(Dollars in 000’s)	As of December 31, 2011
	Number of TDR modifications	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Construction / land loans	—	$—	$—
Residential real estate loans	2	793	800
Commercial real estate loans	3	2,575	2,577
Commercial non-real estate loans	4	493	493
Consumer non-real estate loans	—	—	—

Total	9	$3,861	$3,870

Loans classified as troubled debt restructures are monitored for payment default on an on-going basis. During 2011 there were two accounts that subsequently defaulted within 12 months of the original modification date, with default being defined as payments being 90 days past due. These defaults occurred during the 3rd and 4th quarters of 2011. The table below reflects the outstanding recorded investment for defaulted troubled debt restructures as of December 31, 2011:

(Dollars in 000’s)	As of December 31, 2011
	Number of Contracts	Recorded investment

Commercial non-real estate	2	$202

Total	2	$202

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	ALLOWANCE FOR LOAN LOSSES (ALLL):

A summary of transactions in the allowance for loan losses is as follows:

	(In Thousands)
	2011	2010	2009
Balance at beginning of year	$2,342	$1,945	$1,651
Provision charged to operating expense	1,063	806	1,260
Recoveries of loans charged off	189	149	194
Loan charge-offs	(1,165)	(558)	(1,160)

Balance at end of year	$2,429	$2,342	$1,945

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment, as well as a roll-forward representation of the activity that has occurred in the allowance account during the period ending December 31, 2011(in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

Charge-offs	(391)	(387)	—	(31)	(356)	(1,165)
Recoveries	—	4	—	4	181	189
Provision	27	614	(106)	157	371	1,063

ALLL ending Balance 12/31/11	$211	$818	$434	$352	$614	$2,429

Evaluated individually for impairment	175	327	100	273	—	875

Evaluated collectively for impairment	36	491	334	79	614	1,554

Total Gross Loans 12/31/2011	$4,934	$62,969	$41,421	$6,694	$20,020	$136,038

Evaluated individually for impairment	572	2,121	3,393	760	—	6,846

Evaluated collectively for impairment	4,362	60,848	38,028	5,934	20,020	129,192

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	ALLOWANCE FOR LOAN LOSSES: (continued)

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment by loan segment as of December 31, 2010 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

Evaluated individually for impairment	540	180	175	120	—	1,015

Evaluated collectively for impairment	35	407	365	102	418	1,327

Total Gross Loans 12/31/2010	$6,283	$59,707	$45,200	$4,891	$17,420	$133,501

Evaluated individually for impairment	1,378	982	220	241	—	2,821

Evaluated collectively for impairment	4,905	58,725	44,980	4,650	17,420	130,680

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	ALLOWANCE FOR LOAN LOSSES: (continued)

Management’s evaluation of the adequacy of the allowance for loan loss for the period ended December 31, 2011 included certain changes to the Bank’s methodology with regard to the historical allocation factors, which were implemented during the 2nd quarter of 2011. Management reviewed the historical loss ranges and has performed additional analysis to determine a more appropriate historical period by loan type based on the most significant areas of loss history for each loan category. This further analysis was performed in light of the continuing economic challenges and the Bank’s current loan portfolio trends, with regard to charge offs and loan growth activities. Additionally, the allowance for loan loss allocation factors relating to commercial and residential real estate concentrations, commercial loan growth, and classified loans have been increased to more appropriately reflect the increased risk that is deemed to be associated with these loan categories under the current economic conditions.

The following table represents the cumulative effect of the changes in the allowance for loan loss methodology for the period ending December 31, 2011 as compared to the evaluation factors used in the period ending December 31, 2010 (in thousands):

Portfolio Segment:	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Construction & Land Loans	$27	$26	$1
Residential Real Estate	614	577	37
Commercial Real Estate	(106)	(130)	24
Commercial Non-Real Estate	157	157	—
Consumer Non-Real Estate	371	268	103

Total:	$1,063	$898	$165

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	BANK PREMISES and EQUIPMENT:

Bank premises, equipment and computer software included in the financial statements at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Land	$1,627	$691
Land improvements and buildings	4,487	4,463
Furniture and equipment	4,705	4,664
Computer software	1,424	1,341

	12,243	11,159
Less accumulated depreciation	8,116	7,800

Net	$4,127	$3,359

Depreciation and amortization related to bank premises, equipment and software included in operating expense for 2011 was $316,000. Depreciation and amortization expenses for 2010 and 2009 were $355,000 and $390,000, respectively.

NOTE 9	LEASE COMMITMENTS:

The Company has lease commitments relating to its Charlottesville branch location. As of December 31, 2011, this branch was located at 257 Ridge McIntire Road, Charlottesville, Virginia, with plans to relocate to 1710 Seminole Trail, Suite 4, during the 1st quarter of 2012. The original lease agreement term for this branch expires November 30, 2012 and the lease agreement for the new location expires February 28, 2015, with an option of renewal thereafter. The following is a schedule of future estimated lease requirements under these agreements:

(In Thousands)
2012	$61
2013	37
2014	37
2015	6

Total	$141

Lease expense, included in occupancy expense, was $31,000 for December 31, 2011 and was $22,000 for the years ending December 31, 2010 and December 31, 2009.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	DEPOSITS:

The Bank’s total deposit portfolio consists primarily of demand checking accounts, savings accounts and time deposit accounts. Total deposits were $133.9 million and $136.0 million as of December 31, 2011 and 2010, respectively.

The Bank has one customer with large deposit balances exceeding 5% of total deposits as of December 31, 2011. The total deposit balances for this customer as of December 31, 2011 were $8.2 million or 6.09% of total deposits.

At December 31, 2011, time deposit scheduled maturities (in thousands) are as follows:

2012	$48,018
2013	8,366
2014	4,130
2015	2,505
2016	1,496
2017 & thereafter	400

Total	$64,915

NOTE 11	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. This represents a total credit line of approximately $65.8 million and $65.9 million as of December 31, 2011 and 2010, respectively. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by first lien 1-4 family residential mortgages totaling $52.2 million at December 31, 2011. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At December 31, 2011, total outstanding borrowings with FHLB were $10.5 million compared to $11.0 million as of December 31, 2010. The outstanding borrowings at December 31, 2011 consisted of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

The contractual maturities of the outstanding FHLB advances as of December 31, 2011 are shown below:

(In thousands)
Due in 2013	$5,000
Due in 2014	5,500

Total	$10,500

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12	DIVIDEND LIMITATION ON SUBSIDIARY BANK:

A principal source of funds of the Company is dividend transfers paid by the Bank. The amount of dividends the Bank may pay to the Company is regulated by the Federal Reserve. As of December 31, 2011, the maximum amount of dividends the Bank can pay to the Company is $4.2 million or 20.67% of the consolidated net assets, without requesting permission from the Federal Reserve Bank. Additionally, recent regulatory guidance has been implemented, which establishes certain limitations based on current quarterly earnings.

NOTE 13	INCOME TAXES:

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

The components of income tax expense are as follows:

	2011	2010	2009
	(In Thousands)

Current income tax expense	$814	$1,010	$704
Deferred income tax (benefit)	(65)	(126)	(152)

Income Tax Expense	$749	$884	$552

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

	2011	2010	2009
	(In Thousands)

Income taxes computed at the applicable federal income tax rate	$818	$933	$605
Increase (decrease) resulting from:
Tax-exempt income and dividends	(47)	(58)	(49)
State income taxes	—	(5)	3
Other	(22)	14	(7)

Income Tax Expense	$749	$884	$552

At December 31, the net deferred tax asset was made up of the following:

	2011	2010
	(In Thousands)

Deferred Tax Assets:
Provision for loan losses	$637	$639
Deferred compensation	28	32
Other real estate owned	90	42
Other	105	74

Total	$860	787

Deferred Tax Liabilities:
Depreciation	3	8
Cash surrender value of life insurance	46	43
Securities available for sale	141	124
Other	89	79

Total	279	254

Net Deferred Tax Assets	$581	$533

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notification from the bank’s primary federal regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented below:

					Minimum
			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$21,658	15.8%	$10,969	≥ 8.0%	N/A	N/A
Pioneer Bank	$18,682	15.2%	$9,862	≥ 8.0%	$12,327	≥ 10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$19,944	14.6%	$5,485	≥ 4.0%	N/A	N/A
Pioneer Bank	$17,130	13.9%	$4,931	≥ 4.0%	$7,396	≥ 6.0%
Tier I Capital to Average Assets:
Consolidated	$19,944	11.7%	$6,798	≥ 4.0%	N/A	N/A
Pioneer Bank	$17,130	10.2%	$6,693	≥ 4.0%	$8,366	≥ 5.0%

As of December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$20,363	16.4%	$9,959	≥ 8.0%	N/A	N/A
Pioneer Bank	$17,065	14.0%	$9,774	≥ 8.0%	$12,217	≥ 10.0%
Tier I Capital to Risk Weighted Assets:
Consolidated	$18,807	15.1%	$4,979	≥ 4.0%	N/A	N/A
Pioneer Bank	$15,528	12.7%	$4,887	≥ 4.0%	$7,330	≥ 6.0%
Tier I Capital to Average Assets:
Consolidated	$18,807	11.4%	$6,616	≥ 4.0%	N/A	N/A
Pioneer Bank	$15,528	9.6%	$6,493	≥ 4.0%	$8,116	≥ 5.0%

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	STOCK OPTION PLAN:

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

A summary of the activity in the Company’s stock option plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands) (1)
Options outstanding, 12/31/10	5,600	$17.13	3.50	$5
Options Granted	—	—
Options Exercised	800	12.75
Options Forfeited	—	—

Options outstanding, 12/31/11	4,800	$17.86	3.00

Options exercisable, 12/31/11	4,800	$17.86	3.00	$—

The intrinsic value of stock options exercised in 2011 and 2010 was $3,400 and $1,800, respectively.

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Back-Scholes option pricing model.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	EARNINGS PER SHARE:

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic earnings per share	1,036,898	$1.60	1,031,160	$1.80	1,022,931	$1.20

Effect of dilutive securities:
Stock Options	—		—		—

Diluted earnings per share	1,036,898	$1.60	1,031,160	$1.80	1,022,931	$1.20

For 2011, 2010, and 2009, stock options representing 4,800, 5,600, and 6,400 average shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

NOTE 17	OFF-BALANCE SHEET COMMITMENTS:

The contract or notional amount of financial instruments with off-balance sheet risks are as follows:

	December 31,
	2011	2010
	(In Thousands)
Unfunded lines of credit (commercial and personal)	$6,216	$5,110
Loan commitments and letters of credit (commercial and personal)	4,184	4,110
Credit card unused credit limits	1,395	1,355

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

During the year, executive officers and directors (and companies controlled by them) were customers of and had transactions with the Company in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Deposit account balances of executive officers and directors totaled $1.9 million and $1.8 million as of December 31, 2011 and 2010, respectively. Loan transactions to such related parties are shown in the following schedule:

	2011	2010
	(In Thousands)
Total loans, beginning of year	$239	$658
New loans	122	—
Payments	(148)	(419)

Total loans, end of year	$213	$239

NOTE 19	FAIR VALUE MEASUREMENTS:

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

Fair Value Hierarchy

In accordance with this guidance, the Company groups financial assets and financial liabilities generally measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of December 31, 2011
U.S. Government & Agency Securities	$4,518	$—	$4,518	$—
Mortgage-backed Securities	1,779	—	1,779	—
State & Municipals	3,673	—	3,673	—
Corporate Securities	499	—	499	—
Equity Securities	1,520	1,442	78	—

Total Available –for-sale securities	$11,989	$1,442	$10,547	$—

As of December 31, 2010
U.S. Government & Agency Securities	$4,504	$—	$4,504	$—
Mortgage-backed Securities	1,115	—	1,115	—
State & Municipals	3,916	—	3,916	—
Corporate Securities	513	—	513	—
Equity Securities	1,120	1,042	78	—

Total Available –for-sale securities	$11,168	$1,042	$10,126	$—

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

The outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of December 31, 2011 totaled approximately $643,000. These loans primarily consisted of business asset loans and certain real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. Fair value of OREO properties held are generally based on current appraisal values with data less than two years old being considered Level 2 and any older valuation data being considered Level 3, as previously defined above.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying values
Description of Assets:	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2011
Impaired Loans, net of allowance	$2,262	$—	$1,904	$358

Other Real Estate Owned	$1,095	$—	$1,095	$—

As of December 31, 2010
Impaired Loans, net of allowance	$1,806	$—	$1,111	$695

Other Real Estate Owned	$244	$—	$244	$—

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	FAIR VALUE MEASUREMENTS (continued):

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

At December 31, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit were immaterial. Therefore, they have not been included in the following table.

Estimated fair value and the carrying value of financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets
Cash and due from banks	$3,360	$3,360	$4,373	$4,373
Interest bearing deposits in other banks	6,788	6,812	10,634	10,632
Federal funds sold	1,200	1,200	2,550	2,550
Securities available for sale	11,989	11,989	11,168	11,168
Loans, net	133,286	136,142	130,786	133,269
Accrued interest receivable	727	727	681	681
Financial Liabilities
Demand Deposits:
Non-interest bearing	29,210	29,210	25,739	25,739
Interest bearing	27,718	27,718	23,104	23,104
Savings deposits	12,037	12,037	15,746	15,746
Time deposits	64,915	65,798	71,370	72,313
Borrowings	10,500	10,551	11,000	11,073
Accrued interest payable	196	196	246	246

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

The Bank has a 401(k) Profit Sharing Plan covering employees who have completed six months of service and are at least 21 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 3 percent of an employee’s annual compensation contributed to the Profit Sharing Plan. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. Employer contributions vest to the employee at 100% after six years of service. A year of vesting service is a Plan year during which an employee is credited with at least 1,000 hours of service. For the years ended December 31, 2011, 2010 and 2009, total expense attributable to this 401(k) plan amounted to approximately $47,000, $44,000 and $35,000, respectively.

The Bank also provides a cafeteria insurance plan including medical, life, and long-term disability coverage for eligible employees. The net expense attributable to this insurance plan was approximately $194,000, $195,000, and $179,000 for the years ending December 31, 2011, 2010, and 2009, respectively.

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

BALANCE SHEETS

	December 31,
	2011	2010
	(In Thousands)
ASSETS
Cash and cash equivalents	$132	$1,051
Investment in subsidiary	17,677	16,043
Securities available for sale	2,019	1,633
Bank premises and equipment, net	571	595
Other assets	215	118

Total Assets	$20,614	$19,440

LIABILITIES
Accrued expenses & other liabilities	$51	$45

Total Liabilities	51	45

STOCKHOLDERS’ EQUITY
Common stock	521	518
Retained earnings	19,783	18,649
Accumulated other comprehensive income, net	259	228

Total Stockholders’ Equity	20,563	19,395

Total Liabilities and Stockholders’ Equity	$20,614	$19,440

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF INCOME

	December 31,
	2011	2010	2009
	(In Thousands)
INCOME
Dividends from subsidiary	$—	$260	$322
Interest income	23	23	23
Dividend income	27	48	63
Security gains (losses)	98	(167)	(38)
Rent income	85	84	83
Other income	—	5	3

Total Income	233	253	456

EXPENSES
Compensation expense	75	75	65
Occupancy expenses	45	35	35
Equipment expense	—	—	—
Other operating expenses	98	75	78

Total Expenses	218	185	178

Net income before income tax expense (benefit) and undistributed income of subsidiary	15	68	278

INCOME TAX EXPENSE (BENEFIT)	40	(57)	(35)

Net income before undistributed income of subsidiary	55	125	313
Undistributed income of subsidiary	1,602	1,734	915

NET INCOME	$1,657	$1,859	$1,228

PIONEER BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	PARENT CORPORATION ONLY FINANCIAL STATEMENTS: (continued)

STATEMENTS OF CASH FLOWS

	December 31,
	2011	2010	2009
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,657	$1,859	$1,228
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed subsidiary income	(1,602)	(1,734)	(915)
Net amortization and accretion on securities	7	7	6
(Gain) Loss on security sales	(98)	167	38
Depreciation	24	26	24
Stock based compensation	92	91	201
Net change in:
Other assets	(96)	(21)	89
Accrued expenses and other liabilities	6	45	(96)

Net Cash Provided by Operating Activities	(10)	440	575

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	2,795	1.548	162
Purchase of securities available for sale	(3,092)	(451)	(299)

Net Cash Provided by (Used In) Investing Activities	(297)	1.097	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(612)	(598)	(583)

Net Cash Used in Financing Activities	(612)	(598)	(583)

Net Increase (Decrease) in Cash and Cash Equivalents	(919)	939	(145)
Cash and Cash Equivalents, Beginning of Year	1,051	112	257

Cash and Cash Equivalents, End of Year	$132	$1,051	$112

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011; as such term is defined in the Exchange Act Rules 13a-15(f).

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

Other than as provided below, all required information on (i) the directors and executive officers of the Company, (ii) compliance by Company directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, (iii) the Company’s Code of Ethics and (iv) the Company’s Audit Company is detailed in the Company’s Definitive Proxy Statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference. The following provides information on executive officers who are not directors of the Company and are not included in the Definitive Proxy Statement:

		Principal Occupation
Executive Officer	Age	During Past Five Years

Lori G. Hassett	45	Vice President/Chief Financial Officer, Pioneer Bankshares, Inc. and Pioneer Bank

Item 11.	Executive Compensation.

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

Equity Compensations Plan Information

The following table sets forth information as of December 31, 2011 with respect to certain compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	4,800 shares	$17.86	0
Equity Compensation plans not approved by security holders	—	—	—
Total	4,800 shares	$17.86	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Pioneer Bankshares, Inc.

By: /s/ THOMAS R. ROSAZZA
Date: 3/29/2012	Thomas R. Rosazza
President and Chief Executive Officer

Date: 3/29/2012	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. LONG	Director	March 22, 2012
Robert E. Long

/s/ KYLE L. MILLER	Director	March 22, 2012
Kyle L. Miller

/s/ PATRICIA G. BAKER	Director	March 23, 2012
Patricia G. Baker

/s/ DAVID N. SLYE	Director	March 23, 2012
David N. Slye

/s/ HARRY F. LOUDERBACK	Director	March 22, 2012
Harry F. Louderback

/s/ JAMES F. PRINTZ	Director	March 22, 2012
James F. Printz

/s/ MARK N. REED	Director	March 23, 2012
Mark N. Reed

/s/ E. POWELL MARKOWITZ	Director	March 22, 2012
E. Powell Markowitz

/s/ THOMAS R. ROSAZZA	President, Chief Executive Officer	March 23, 2012
Thomas R. Rosazza	and Director

/s/ LORI G. HASSETT	Vice President,	March 27, 2012
Lori G. Hassett	Chief Financial Officer