Form 10-Q
period 2012-03-31
PIONEER BANKSHARES INC/VA
filed 2012-05-14
CIK 1113026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common shares outstanding as of May 11, 2012 were 1,042,173.

PIONEER BANKSHARES, INC.

Part I - Financial Information.

Item 1. Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$3,906	$3,360
Interest bearing deposits in banks	10,270	6,788
Federal funds sold	3,499	1,200
Securities available for sale, at fair value	11,790	11,989
Restricted securities	891	891
Loans receivable, net of allowance for loan losses of $2,427 and $2,429 respectively	132,967	133,286
Premises and equipment, net	4,140	4,127
Accrued interest receivable	748	727
Other real estate owned	627	1,095
Other assets	3,666	3,784

Total Assets	$172,504	$167,247

LIABILITIES

Deposits
Noninterest bearing demand	$30,657	$29,210
Interest bearing
Demand	28,224	27,718
Savings	13,090	12,037
Time deposits over $100,000	26,995	22,601
Other time deposits	40,758	42,314

Total Deposits	139,724	133,880

Accrued expenses and other liabilities	2,778	2,304
Long term debt	9,000	10,500

Total Liabilities	151,502	146,684

STOCKHOLDERS’ EQUITY

Common stock; $.50 par value, authorized 5,000,000, outstanding 1,041,373 shares	521	521
Retained earnings	20,219	19,783
Accumulated other comprehensive income, net	262	259

Total Stockholders’ Equity	21,002	20,563

Total Liabilities and Stockholders’ Equity	$172,504	$167,247

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income:
Loans including fees	$2,285	$2,190
Interest on securities - taxable	25	24
Interest on securities - nontaxable	27	30
Interest on deposits and federal funds sold	21	30
Dividends	22	15

Total Interest and Dividend Income	2,380	2,289

Interest Expense:
Deposits	300	350
Borrowings	22	25

Total Interest Expense	322	375

Net Interest Income	2,058	1,914
Provision for loan losses	66	356

Net interest income after provision for loan losses	1,992	1,558

Noninterest Income:
Service charges and fees	235	208
Other income	78	55
Gain (loss) on security transactions	5	(1)

Total Noninterest Income	318	262

Noninterest Expense:
Salaries and benefits	689	656
Occupancy expenses	119	93
Equipment expenses	74	89
Other expenses	553	563

Total Noninterest Expenses	1,435	1,401

Income before Income Taxes	875	419
Income Tax Expense	283	128

Net Income	$592	$291

Per Share Data
Net income, basic and diluted	$0.57	$0.28

Dividends	$0.15	$0.15

Weighted Average Shares Outstanding, Basic and Diluted	1,041,373	1,035,274

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands of Dollars, except share and per share data)

(UNAUDITED)

Net income, March 31, 2011		$291
Other comprehensive income, net of tax

Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax of $ 30)	$50
Reclassification adjustment for losses included in net income (net of tax of $— )	1

Other comprehensive income		51

Comprehensive income, March 31, 2011		$342

Net income, March 31, 2012		$592
Other comprehensive income, net of tax

Unrealized gains on securities:
Unrealized holding gains arising during period (net of tax of $4)	$6
Reclassification adjustment for gains included in net income (net of tax of $2)	(3)

Other comprehensive income		3

Comprehensive income, March 31, 2012		$595

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands of Dollars)

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE DECEMBER 31, 2010	$518	$18,649	$228	$19,395

Net Income		291		291

Other Comprehensive Income, net of tax			51	51

Cash Dividends	—	(155)	—	(155)

BALANCE MARCH 31, 2011	$518	$18,785	$279	$19,582

BALANCE DECEMBER 31, 2011	$521	$19,783	$259	$20,563

Net Income		592		592

Other Comprehensive Income, net of tax			3	3

Cash Dividends	—	(156)	—	(156)

BALANCE MARCH 31, 2012	$521	$20,219	$262	$21,002

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$592	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	66	356
Depreciation and amortization	75	84
(Gain) Loss on sale of securities	(5)	1
Net amortization on securities	24	5
(Gain) loss on sale of other real estate	(2)	10
Net change in:
Accrued interest receivable	(21)	3
Other assets	116	53
Accrued expense and other liabilities	474	357

Net Cash Provided by Operating Activities	1,319	1,160

Cash Flows from Investing Activities:
Net change in federal funds sold	(2,299)	(3,700)
Net change in interest bearing deposits	(3,482)	(8,510)
Proceeds from maturities and sales of securities available for sale	3,685	4,250
Purchase of securities available for sale	(3,500)	(6,022)
Net decrease in loans	235	1,630
Proceeds from sale of other real estate	488	70
Purchase of bank premises and equipment	(88)	(17)

Net Cash (Used in) Investing Activities	(4,961)	(12,299)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	3,006	13,020
Time deposits	2,838	881
Proceeds from borrowings	500	—
Curtailments of borrowings	(2,000)	(3,000)
Dividends paid	(156)	(155)

Net Cash Provided by Financing Activities	4,188	10,746

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	546	(393)
Cash and Cash Equivalents, beginning of year	3,360	4,373

Cash and Cash Equivalents, End of Period	$3,906	$3,980

Supplemental Disclosure of Cash Paid During the Period for Interest	$261	$309

Supplemental Disclosure of non-cash activity:
Unrealized gain on securities available for sale	$5	$81
Loans transferred to other real estate owned	18	86

See Notes to Consolidated Financial Statements

PIONEER BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Pioneer Bankshares, Inc. (“Company”), and its subsidiary Pioneer Bank (“Bank”), conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Securities which the Company intends to hold for indefinite periods of time, including securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders’ equity until realized. As of March 31, 2012 and December 31, 2011 the Company classified all securities as available for sale.

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

Allowance for Loan Losses - The provision for loan losses charged to operations is an amount sufficient to bring the allowance for loan losses to an estimated balance that management considers adequate to absorb potential losses in the portfolio. This evaluation process is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance evaluation process also gives consideration to risk characteristics associated with each segment of the loan portfolio, which are further defined in Note 3 of this report.

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

Restructured loans totaled $6.1 million as of March 31, 2012 compared to $5.5 million as of December 31, 2011. As of March 31, 2012, approximately $3.2 million of these restructured loan balances were considered to be performing and in compliance with their modified terms, leaving approximately $2.9 million classified as nonperforming based on their past due or nonaccrual status. Restructured loans classified as performing as of December 31, 2011 were $2.2 million, with approximately $3.3 million being classified as nonperforming based on their past due or nonaccrual status.

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

Stock Compensation Plans - Accounting guidance requires that costs resulting from all share-based plans be expensed and recognized in the financial statements over the vesting period of each specific stock option granted. The Company’s 1998 Stock Incentive Plan (the “Plan”) was adopted by the Board of Directors on June 11, 1998 and approved by the shareholders on June 11, 1999. This ten year Plan expired in June of 2008 with respect to the issuance of new option grants. However, grants previously issued under this Plan may still be exercised within the original terms.

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

The following summarizes the stock options outstanding as of March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Intrinsic Value of Unexercised In-the-Money Options (In Thousands)
Options outstanding, 12/31/11	4,800	$17.86	3.00	$—
Options Granted	—
Options Exercised	—
Options Forfeited	—

Options outstanding, 3/31/12	4,800	$17.86	2.75

Options exercisable, 3/31/12	4,800	$17.86	2.75	$—

NOTE 2	INVESTMENT SECURITIES:

The amortized cost and approximate fair market value of investment securities as of March 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2012

Available for Sale

U.S. government and agency securities	$4,500	$—	$—	$4,500

Mortgage-backed securities	1,641	57	—	1,698

State and municipals	3,440	235	—	3,675

Corporate Securities	469	26	—	495

Equity securities	1,336	100	(14)	1,422

	$11,386	$418	$(14)	$11,790

The amortized cost and approximate fair market value of investment securities as of December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2011

Available for Sale

U.S. government and agency securities	$4,518	$—	$—	$4,518

Mortgage-backed securities	1,725	55	(1)	1,779

State and municipals	3,444	229	—	3,673

Corporate Securities	470	29	—	499

Equity securities	1,433	91	(4)	1,520

	$11,590	$404	$(5)	$11,989

Management recognizes that current economic conditions and market trends may result in other than temporary impairment classifications for certain securities or equity investments. Management’s evaluation of the individual stocks and securities within the investment portfolios is performed on a quarterly basis and assesses the unrealized loss positions that exist to determine whether there is potential other than temporary impairment. The key factors considered during this evaluation process are the amount of unrealized loss, percentage decline in value, length of time in loss position, near-term prospects of the issuer, current market trading activity, financial strength ratings from industry reports, credit quality, credit ratings, continued dividend payments of the issuer, diversification or multiple holdings within particular funds, as well as management’s intent and ability to hold stocks until such time that they can recover in value and further assessment and determination that the institution will not be required to sell such investments to meet operational cash flow needs in the near future. In analyzing an issuer’s financial condition, management also considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As of March 31, 2012, management has determined that the unrealized losses in the investment portfolio are temporary. Securities in an unrealized loss position at March 31, 2012 and December 31, 2011, by duration of the unrealized loss are shown in the following tables.

NOTE 2	INVESTMENT SECURITIES (continued):

As of March 31, 2012 there were 7 securities in the portfolio with unrealized losses, which were considered to be temporary. The schedule of losses on theses securities is as follows:

Unrealized Losses		Equity Securities	Total

Less than 12 Months	Fair Value	$337	$337
	Unrealized Losses	(14)	(14)

More than 12 Months	Fair Value	—	—
	Unrealized Losses	—	—

Total	Fair Value	337	337
	Unrealized Losses	(14)	(14)

As of December 31, 2011, there were 4 securities in the portfolio that have unrealized losses, which are considered to be temporary. The schedule of unrealized losses on these securities is as follows (in thousands):

Unrealized Losses		Mortgage Backed Securities	Equity Securities	Total

Less than 12 Months	Fair Value	$1,020	$127	$1,147
	Unrealized Losses	(1)	(4)	(5)

More than 12 Months	Fair Value	—	—	—
	Unrealized Losses	—	—	—

Total	Fair Value	1,020	127	1,147
	Unrealized Losses	(1)	(4)	(5)

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

FHLB stock is generally viewed as a long term investment and is considered to be a restricted security, which is carried at cost, because there is no market for the stock other than FHLB or other member institutions. As of March 31, 2012, the Bank’s investment in FHLB stock totaled approximately $816,000.

Management’s evaluation of FHLB stock for possible impairment is based on the ultimate recoverability of par value rather than recognizing temporary declines in value. Management’s evaluation of FHLB stock as of March 31, 2012 did not consider this investment to be other than temporarily impaired, and therefore, no impairment has been recognized.

NOTE 3	LOANS:

Loans outstanding are summarized as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Real Estate Loans
Construction & land loans	$4,261	$4,934
Residential equity lines of credit	1,794	1,766
Residential 1-4 family first liens	51,962	52,241
Residential second mortgages 1 - 4 family	3,525	3,616
Residential multifamily	5,308	5,346
Commercial agricultural loans	3,503	3,412
Commercial municipal loans	177	183
Commercial owner & non-owner occupied	38,095	37,826

Total real estate loans	108,625	109,324

Commercial Non Real Estate loans	6,685	6,694

Consumer Non Real Estate loans
Consumer installment loans	19,710	19,245
Credit Cards	639	706
Overdrafts/Other	42	69

Total consumer installment loans	20,391	20,020

Gross Loans	135,701	136,038
Less unearned discount on loans	(307)	(323)

Loans, less unearned discount	135,394	135,715
Less allowance for loan losses	(2,427)	(2,429)

Net Loans Receivable	$132,967	$133,286

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

The Bank’s loan portfolio is concentrated in real estate loans, including those secured by residential consumer properties and small business commercial properties. The residential real estate loans, including equity lines of credit, residential 1 – 4 family first and second mortgages, and multifamily loans totaled $62.6 million as of March 31, 2012, as compared to $62.9 million at December 31, 2011. The small business commercial real estate loans, including construction and land loans, agricultural/farm loans, and other business properties totaled $45.4 million as of March 31, 2012 as compared to $45.0 million at December 31, 2011. Management has established specific lending criteria relating to real estate loans as a means of assessing the risk inherent in the portfolio.

Deposit account overdrafts are also classified as loans and totaled $48,000 as of March 31, 2012 compared to $69,000 as of December 31, 2011.

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for period ending March 31, 2012 (in thousands):

Impaired Loans with a Recorded Allowance as of March 31, 2012	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$568	$568	$175	$570	$—

Residential Real Estate
1-4 Family Residences	658	658	177	757	1
Multifamily Dwellings	760	760	130	762	3

Commercial Real Estate
Owner Occupied	617	617	62	617	—
Agricultural	351	351	100	356	—

Commercial – Non Real Estate
Industrial loans	285	285	207	435	—

Totals	$3,239	$3,239	$851	$3,497	$4

The following table reflects the detailed breakdown of impaired loans without a recorded allowance by loan class for period ending March 31, 2012 (in thousands):

Impaired Loans without a Recorded Allowance as of March 31, 2012	Recorded Investment	Unpaid Principal	Average Recorded Investment	Interest Income Recognized

Residential Real Estate
1-4 Family Residences	$493	$493	$497	$3

Commercial Real Estate
Owner Occupied	1,360	1,360	1,311	24
Non-owner Occupied	1,770	1,770	1,771	25

Commercial – Non Real Estate
Industrial loans	404	404	290	6

Totals	$4,027	$4,027	$3,869	$58

The following table reflects the detailed breakdown of impaired loans with a recorded allowance by loan class for the year ended December 31, 2011 (in thousands):

Impaired Loans with a Recorded Allowance as of December 31, 2011	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized

Construction & Land Loans
Commercial properties	$572	$572	$175	$829	$—

Residential Real Estate
1-4 Family Residences	856	856	252	955	27
Multifamily Dwellings	763	763	75	763	51

Commercial Real Estate

Non-owner occupied	361	361	100	363	14

Commercial – Non Real Estate
Industrial loans	585	585	273	424	29

Totals	$3,137	$3,137	$875	$3,334	$121

The following table reflects the detailed breakdown of impaired loans without a recorded allowance by loan class for the year ended December 31, 2011 (in thousands):

Impaired Loans without a Recorded Allowance as of December 31, 2011	Recorded Investment	Unpaid Principal	Average Recorded Investment	Interest Income Recognized

Residential Real Estate
1-4 Family Residences	$501	$501	$382	$15

Commercial Real Estate
Owner Occupied	$1,261	$1,261	$1,261	$56
Non-owner Occupied	$1,771	$1,771	$1,773	$71

Commercial – Non Real Estate
Industrial loans	$176	$176	$177	$9

Totals	$3,709	$3,709	$3,593	$151

The following table reflects the amounts of outstanding delinquencies by loan class as of March 31, 2012 (in thousands):

Past Due Loans by Class	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$628	$628
Commercial	—	—	568	568	1,725	2,293
Other – Land only	—	27	34	61	1,279	1,340

Residential Real Estate
Equity Lines of Credit	32	—	10	42	1,752	1,794
1-4 Family Residences	3,543	150	234	3,927	51,560	55,487
Multifamily Dwellings	—	760	—	760	4,548	5,308

Commercial Real Estate

Owner occupied	181	28	182	391	21,275	21,666
Non-owner occupied	78	—	—	78	16,351	16,429
Agricultural / Farm loans	—	—	—	—	3,503	3,503
Municipals	—	—	—	—	177	177

Commercial – Non Real Estate
Agricultural	—	—	—	—	163	163
Industrial	69	51	229	349	6,122	6,471
Municipals	—	—	—	—	51	51

Consumer – Non Real Estate
Credit Cards	23	10	18	51	588	639
Automobile loans	233	70	30	333	14,075	14,408
Other personal loans	81	13	7	101	5,243	5,344

Totals Gross Loans	$4,240	$1,109	$1,312	$6,661	$129,040	$135,701

The following table reflects the amounts of outstanding delinquencies by loan class as of December 31, 2011 (in thousands):

Past Due Loans by Class	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Total Current	Total Loans

Construction & Land Loans
Residential	$—	$—	$—	$—	$1,332	$1,332
Commercial	—	572	—	572	1,691	2,263
Other – Land only	51	34	—	85	1,254	1,339

Residential Real Estate
Equity Lines of Credit	18	—	9	27	1,739	1,766
1-4 Family Residences	3,404	383	739	4,526	54,848	55,857
Multifamily Dwellings	763	—	—	763	4,583	5,346

Commercial Real Estate

Owner occupied	—	574	—	574	21,640	22,214
Non-owner occupied	—	78	—	78	15,534	15,612
Agricultural / Farm loans	—	—	—	—	3,412	3,412
Municipals	—	—	—	—	183	183

Commercial – Non Real Estate
Agricultural	—	—	—	—	165	165
Industrial	51	13	323	387	6,127	6,514
Municipals	—	—	—	—	15	15

Consumer – Non Real Estate
Credit Cards	24	—	—	24	682	706
Automobile loans	340	92	41	473	13,432	13,905
Other personal loans	145	20	51	216	5,193	5,409

Totals Gross Loans	$4,796	$1,766	$1,163	$7,725	$128,313	$136,038

The following table represents loans 90 days delinquent and still accruing interest and loans in a nonaccrual status as of March 31, 2012 by loan class (in thousands):

	90 days past due & still accruing interest	Nonaccrual Loans

Construction & Land Loans
Commercial	$—	$568
Other – Land Only	34	—

Residential Real Estate
Equity Lines of Credit	10	—
1-4 Family Residences	159	1,002
Multifamily dwellings	—	760

Commercial Real Estate
Owner occupied	182	617
Agricultural/Farm loans	—	351

Commercial Non-Real Estate
Industrial	—	437

Consumer – Non Real Estate
Automobile loans	22	9
Other personal loans	7	36

Totals Gross Loans	$414	$3,780

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

Loans past due greater than 90 days and still accruing interest at March 31, 2012 and December 31, 2011 totaled $414,000 and $345,000, respectively. Management continually monitors past due accounts and places these accounts in nonaccrual status if the payment plans are not adhered to. Nonaccrual loans excluded from impaired loan disclosure amounted to $176,000 and $619,000, at March 31, 2012 and December 31, 2011, respectively. The nonaccrual loans excluded from impaired loan disclosure at March 31, 2012 consisted primarily of three consumer real estate loans and two small installment loans.

The loan portfolio is comprised of various categories or segments, each of which have certain risk characteristics that are evaluated at the time of loan origination and periodically thereafter. Construction loans carry risks associated with whether or not the project will be completed according to schedule and within its original budget, as well as valuation risk associated with the overall value of the collateral upon completion. Residential real estate loans carry risks associated with continued credit-worthiness and financial stability of the borrower, as well as potential valuation changes relating to collateral. Commercial real estate loans carry risks associated with the continued operations of the business, as well as sufficient cash flow and profitability to service the debt. Additionally, commercial real estate loans are subject to risks associated with potential collateral valuation changes. Commercial non-real estate loans, including those in the industrial and agricultural categories, carry similar risks to the commercial real estate loans, as they are dependent upon the continued successful business operations and cash flow. Commercial non-real estate loans also carry a risk associated with collateral being more difficult to assess. Consumer loans carry risks associated with the continued credit-worthiness and financial stability of the borrower, as well as potential for rapid depreciation or reduced value of the collateral, especially in automobile lending

Management has developed an internal loan risk rating system as part of its credit analysis process. Loans are assigned an appropriate risk grade at the time of origination based on specific assessment factors relating to the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loan grade assessments also include consideration of business cash flow and debt obligations. Risk grades are generally reviewed on an annual basis for credit relationships with total credit exposure of $500,000 or more, or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. Management utilizes both internal and external loan review processes as a means of monitoring the appropriateness of risk ratings across the loan portfolio.

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

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of March 31, 2012 (in thousands):

Loans By Class and Internal Risk Rating as of March 31, 2012	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$623	$5	$—	$—	$—	$—	$628
Commercial	—	1,725	—	568	—	—	2,293
Other – Land only	1,097	188	55	—	—	—	1,340

Residential Real Estate
Equity Lines of Credit	1,751	33	10	—	—	—	1,794
1-4 Family Residences	44,882	7,097	2,440	1,068	—	—	55,487
Multifamily Dwellings	2,670	1,879	—	759	—	—	5,308

Commercial Real Estate
Owner occupied	7,061	10,017	2,669	1,919	—	—	21,666
Non-owner occupied	3,098	9,442	2,119	1,770	—	—	16,429
Agricultural / Farm loans	708	2,088	356	351	—	—	3,503
Municipals	177	—	—	—	—	—	177

Commercial – Non Real Estate
Agricultural	51	112	—	—	—	—	163

Industrial	2,245	3,521	16	572	117	—	6,471
Municipals	51	—	—	—	—	—	51

Consumer – Non Real Estate
Credit Cards	588	34	17	—	—	—	639
Automobile loans	14,382	—	26	—	—	—	14,408
Other personal loans	5,251	50	42	1	—	—	5,344

Totals Gross Loans	$84,635	$36,191	$7,750	$7,008	$117	$—	$135,701

The following table represents a summary of the Bank’s loan portfolio by class and internal risk rating as of December 31, 2011 (in thousands):

Loans By Class and Internal Risk Rating as of December 31, 2011	Pass	Pass- Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans

Construction & Land Loans
Residential	$1,326	$6	$—	$—	$—	$—	$1,332
Commercial	—	1,690	—	573	—	—	2,263
Other – Land only	1,125	191	23	—	—	—	1,339

Residential Real Estate
Equity Lines of Credit	1,730	36	—	—	—	—	1,766
1-4 Family Residences	44,640	7,267	2,459	1,491	—	—	55,857
Multifamily Dwellings	2,688	1,895	—	763	—	—	5,346

Commercial Real Estate
Owner occupied	7,169	10,463	2,679	1,903	—	—	22,214
Non-owner occupied	3,269	8,434	2,138	1,771	—	—	15,612
Agricultural / Farm loans	895	1,798	358	361	—	—	3,412
Municipals	181	2	—	—	—	—	183

Commercial – Non Real Estate
Agricultural	21	144	—	—	—	—	165

Industrial	2,526	3,232	7	565	184	—	6,514
Municipals	15	—	—	—	—	—	15

Consumer – Non Real Estate
Credit Cards	682	24	—	—	—	—	706
Automobile loans	13,883	—	22	—	—	—	13,905
Other personal loans	5,296	71	40	2	—	—	5,409

Totals Gross Loans	$85,446	$35,253	$7,726	$7,429	$184	—	$136,038

Loans modified and classified as troubled debt restructures during the reporting period ending March 31, 2012 are reported in the table below. These loans are also included in the impaired loan disclosures previously presented within this report.

(Dollars in 000’s)	For the Period Ending March 31, 2012
	Number of TDR modifications	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment

Commercial Real Estate Loans	1	699	725

Total	1	$699	$725

Loans classified as troubled debt restructures are monitored for payment default on an on-going basis. During the reporting period ending March 31 2012, there were two accounts that have subsequently defaulted within 12 months of the original modification date, with default being defined as payments being 90 days or more past due.

The table below reflects the outstanding recorded investment for defaulted troubled debt restructures as of March 31, 2012:

(Dollars in 000’s)	For the Period Ending March 31, 2012
	Number of Contracts	Recorded investment

Commercial non-real estate	2	$162

Total	2	$162

NOTE 4	ALLOWANCE FOR LOAN LOSSES (ALLL):

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment, as well as a roll-forward representation of the activity that has occurred in the allowance account during the quarter ending March 31, 2012 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2011	$211	$818	$434	$352	$614	$2,429

YTD Charge-offs	—	(2)	—	(38)	(121)	(161)
YTD Recoveries	—	6	—	3	84	93
YTD Provision	(2)	15	106	(47)	(6)	66

ALLL ending Balance 3/31/2012	$209	$837	$540	$270	$571	$2,427

Evaluated individually for impairment	175	307	162	207	—	851

Evaluated collectively for impairment	34	530	378	63	571	1,576

Total Gross Loans 3/31/2012	$4,261	$62,589	$41,775	$6,685	$20,391	$135,701

Evaluated individually for impairment	568	1,911	4,098	689	—	7,266

Evaluated collectively for impairment	3,693	60,678	37,677	5,996	20,391	128,435

The summary table below includes the allowance allocations and total loans evaluated both individually and collectively for impairment by loan segment as of December 31, 2011 (in thousands):

	Construction & Land Loans	Residential Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Consumer Non-Real Estate	Total
ALLL ending balance 12/31/2010	$575	$587	$540	$222	$418	$2,342

Charge-offs	(391)	(387)	—	(31)	(356)	(1,165)
Recoveries	—	4	—	4	181	189
Provision	27	614	(106)	157	371	1,063

ALLL ending Balance 12/31/2011	$211	$818	$434	$352	$614	$2,429

Evaluated individually for impairment	175	327	100	273	—	875

Evaluated collectively for impairment	36	491	334	79	614	1,554

Total Gross Loans 12/31/2011	$4,934	$62,969	$41,421	$6,694	$20,020	$136,038

Evaluated individually for impairment	572	2,121	3,393	760	—	6,846

Evaluated collectively for impairment	4,362	60,848	38,028	5,934	20,020	129,192

NOTE 5	EARNINGS PER SHARE:

The following shows the weighted average number of shares as of March 31, 2012 and 2011, used in computing earnings per share and the effect on weighted average number of shares diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	March 31, 2012		March 31, 2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	1,041,373	$0.57	1,035,274	$0.28

Effect of dilutive securities:
Stock Options	—		—

Diluted earnings per share	1,041,373	$0.57	1,035,274	$0.28

Stock options representing 4,800 and 5,600 shares were not included in computing diluted EPS because their effects were anti-dilutive for the reporting period ending March 31, 2012 and March 31, 2011, respectively.

NOTE 6	BORROWINGS:

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $51.9 million as of March 31, 2012. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At March 31, 2012, total outstanding borrowings with FHLB were $9.0 million as compared to $10.5 million at December 31, 2011. The outstanding borrowings at March 31, 2012 consisted of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

NOTE 7	OTHER EXPENSES:

Other expenses in the consolidated statements of income include the following components:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

ATM Service Fees	$33	$28
Data Processing Fees	69	58
Director Fees	31	31
FDIC Assessment Fees	42	68
Professional Fees	87	105
Supplies and Printing	22	33
Telephone Expense	29	31
Sales & Franchise Taxes	29	33
Other	211	176

Total	$553	$563

NOTE 8	FAIR VALUE MEASUREMENTS:

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using:
Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2012
U.S. Government & Agency Securities	$4,500	$—	$4,500	$—
Mortgage-backed Securities	1,698	—	1,698	—
State & Municipals	3,675	—	3,675	—
Corporate Securities	495	—	495	—
Equity Securities	1,422	1,337	85	—

Total Available –for-sale securities	$11,790	$1,337	$10,453	$—

As of December 31, 2011
U.S. Government & Agency Securities	$4,518	$—	$4,518	$—
Mortgage-backed Securities	1,779	—	1,779	—
State & Municipals	3,673	—	3,673	—
Corporate Securities	499	—	499	—
Equity Securities	1,520	1,442	78	—

Total Available-for-sale securities	$11,989	$1,442	$10,547	$—

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

The outstanding principal balance of impaired loans considered to be collateral dependent in the level 3 category as of March 31, 2012 totaled approximately $343,000 compared to $643,000 as of December 31, 2011. These loans primarily consisted of business asset loans and certain real estate properties with appraisal valuations that were in the process of being updated. As a general rule, management utilizes a significant discount factor for outdated appraisals when calculating its allowance allocation estimates and making specific reserves. Local professional realtors are also contacted regarding potential fair market values in an effort to ensure that the discounted values are within reasonable ranges on individual properties. Additionally, updated tax assessed values are also considered in this evaluation process on a case by case basis.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of loan balance or fair value less cost to sell. Fair value of OREO properties held are generally based on current appraisal values with data less than two years old being considered Level 2 and any older valuation data being considered Level 3, as previously defined above.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balances Outstanding (In Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets as of March 31, 2012
Impaired Loans,
Net of allowance	$2,388	$—	$2,264	124

Other Real Estate Owned	$627	$—	$627	—

Assets as of December 31, 2011
Impaired Loans,
Net of allowance	$2,262	$—	$1,904	$358

Other Real Estate Owned	$1,095	$—	$1,095	$—

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the 3 month period ending March 31, 2012 were as follows:

Fair Value Measurements at March 31, 2012

Net Impaired Loans

Level 3 Balances, January 1, 2012	$358

Adjustments for settlements or pay-downs	(32)

Balances removed by charge off	(3)

Transfer out of Level 3 to Level 2	(199)

Level 3 Balances, March 31, 2012	$124

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2012 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets

Impaired loans	$124	Discounted appraised value or recent tax assessment values	Selling cost	0% - 10% (5%)
			Discount for lack of marketability, Age of appraisal, or Condition of property	10% - 30% (20%)

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

Interest Bearing Deposits in Other Banks - Fair values are based on quoted reinvestment market rates available for similar deposits accounts as of the date of this report.

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

Accrued Interest - The carrying amounts of accrued interest approximates fair value.

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

At March 31, 2012 and December 31, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial. Therefore, they have not been included in the following tables. The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Balance
	(In thousands)
Assets
Cash and cash equivalents	$3,906	$3,906	$—	$—	$3,906
Interest bearing deposits in other banks	10,270	4,020	6,249	—	10,269
Federal funds sold	3,499	3,499	—	—	3,499
Securities available for sale	11,790	1,337	10,453	—	11,790
Loans, net	132,967	—	136,256	124	136,380
Accrued Interest	748	—	748	—	748

Liabilities
Non-interest bearing deposits	30,657	—	30,657	—	30,657
Interest bearing deposits	28,224	—	28,224	—	28,224
Savings deposits	13,090	—	13,090	—	13,090
Time deposits	67,753	—	68,460	—	68,460
Borrowings	9,000	—	9,040	—	9,040
Accrued interest payable	257	—	257	—	257

Estimated fair value and the carrying value of financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets

Cash and due from banks	$3,360	$3,360

Interest bearing deposits in other banks	6,788	6,812

Federal funds sold	1,200	1,200

Securities available for sale	11,989	11,989

Loans, net	133,286	136,142

Accrued interest receivable	727	727

Financial Liabilities

Demand Deposits:

Non-interest bearing	29,210	29,210

Interest bearing	27,718	27,718

Savings deposits	12,037	12,037

Time deposits	64,915	65,798

Borrowings	10,500	10,551

Accrued interest payable	196	196

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

Overview

The Company reported net earnings of $592,000 for the first quarter of 2012, as compared to $291,000 for the first quarter of 2011. Total earnings per share for the quarter ended March 31, 2012 were $0.57 compared to $0.28 for the first quarter of 2011.

The Company had asset growth of approximately $5.3 million during the first quarter of 2012. Interest bearing deposits in other banks increased by $3.5 million or 51.3% during the three month period ending March 31, 2012, as compared to the prior year.

The Company’s loan portfolio remained relatively stable at approximately $133.0 million during the first quarter of 2012. The deposit portfolio increased by $5.8 million or 4.37% during the same period, with the majority of this growth being in the categories of time deposits and noninterest-bearing accounts. The Company’s capital position as of March 31, 2012 was approximately $21.0 million, or 12.17% as a percentage of total assets.

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

Goodwill is included in other assets and totaled $360,000 at March 31, 2012 and December 31, 2011. Goodwill is no longer amortized, but instead is tested for impairment at least annually.

Results of Operations

Net Interest Income

Total interest income increased by $91,000 or 3.98% during the first quarter of 2012 as compared to the same period for 2011. Total interest expense decreased $53,000 or 14.13% during the three month period ending March 31, 2012, as compared to the same period of 2011. Therefore, net interest income increased by $144,000 or 7.52% for the period ending March 31, 2012 as compared to the period ending March 31, 2011. This net increase is primarily attributed to increased earnings on a higher volume of loans as compared to the same period in the prior year, as well as reduced interest expense on deposits resulting from the current low interest rate environment.

The average outstanding loan balances as of March 31, 2012 totaled $135.7 million, as compared to $130.6 million as of March 31, 2011. The average yield on loan balances outstanding has increased from 6.71% as of March 31, 2011 to 6.74% as of March 31, 2012. The overall average yield on earning assets increased from 5.83% as of March 31, 2011 to 6.14% as of March 31, 2012, and is attributed to the previously mentioned factors.

The Company’s cost of liabilities decreased from 1.24% as of March 31, 2011 to 1.10% as of March 31, 2012. This is attributed to management’s proactive re-pricing efforts to reduce interest expense on deposit products in conjunction with lower market rates.

The Company’s overall net interest margin increased from 4.88% as of March 31, 2011 to 5.32% as of March 1, 2012.

Noninterest Income

During the first quarter of 2012, non-interest income increased by $56,000 or 21.37%, when compared to the same period last year. This increase in non-interest income is primarily related to service charges and fee income, as well as gains on other real estate and securities transactions compared to losses in the prior year.

Noninterest Expense

During the first quarter of 2012, non-interest expense increased by $34,000 or 2.43% in comparison to the same period last year. The primary factors contributing to this increase were salary and benefit expenses, as well as increased occupancy expenses resulting from the new leased facility in Charlottesville and repairs and maintenance necessary at other existing branch locations. Additionally, data processing expenses increased approximately $11,000 as a result of certain new mobile application enhancements and internal processing upgrades.

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

As of March 31, 2012, the fair market value of securities available for sale was approximately $404,000 more than the net amortized cost value as shown in Note 2 of the financial statements included in this report. Management generally has the intent and demonstrated ability to hold securities to scheduled maturity, call dates or until they recover in value and does not expect to be required to sell these securities for operational cash flow purposes. Management continually monitors any securities in a loss position for possible impairment. At this time, management does not expect the fluctuation in the value of these securities to have a material impact on earnings.

Investments in securities, including those which were restricted, decreased by $199,000 during the first quarter of 2012. The Company generally invests in securities with a relatively short-term maturity due to uncertainty in the direction of interest rates. Of the investments in securities available for sale, 12.06% (based on market value) are invested in equities, most of which are dividend producing and subject to the corporate dividend exclusion for taxation purposes. The equity securities generally include common stocks, which are purchased with the objective of generating additional income. The value of these investments is sensitive to general trends in the stock market and other economic conditions.

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

During the first quarter of 2012, net loans remained relatively stable at approximately $133.0 million. A schedule of loans by type is shown in Note 3 of the consolidated financial statements included in this report.

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

Impaired loans are those loans which have been identified by management as problem credits due to various circumstances concerning the borrower’s financial condition and frequent delinquency status. These loans may not be delinquent to the extent that would warrant a non-accrual classification, however, management has classified these accounts as impaired and is monitoring the circumstances and payment status closely. In most cases, a specific allocation to the Bank’s allowance for loan loss is made for an impaired loan. The total amount of impaired loans as of March 31, 2012 was $7.3 million compared to $6.8 million as of December 31, 2011.

Management has placed $3.6 million of the Bank’s impaired loans in a nonaccrual status as of March 31, 2012. Specific allocations have been made to the allowance for loan loss account of approximately $851,000 as of March 31, 2012, to cover potential losses that may occur relating to these loans. Impaired loans not in nonaccrual status as of March 31, 2012 were approximately $3.7 million.

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

Problem loans (serious doubt loans) are loans whereby information known by management indicates that the borrower may not be able to comply with present payment terms. Management was not aware of any problem loans at March 31, 2012 that are not included in the past due or non-accrual loans referred to above.

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

The allowance for loan loss balance of $2.4 million, at March 31, 2012, decreased by approximately $2,000 from its level at December 31, 2011. This consistent level in the allowance for loan loss balance is considered to be appropriate, as there have been minimal changes in risk levels identified within the bank’s portfolio during the first quarter of 2012. Additionally, while certain new impairment allocations have been made, there were others that have been reduced or removed as a result of the borrower’s improved financial condition, continued payment performance or improved collateral position.

Management’s evaluation of the allowance for loan loss account also includes allocations for current economic conditions and trends, concentrations of credit and changes that occur in the level of non-performing assets, as a means of providing sufficient funding for possible losses.

The cumulative balance in the allowance for loan loss account was equal to 1.79% of total loans at March 31, 2012 and December 31, 2011, and is considered to be directionally consistent with the trends that have been identified within the loan portfolio as of March 31, 2012.

The allowance is deemed to be within an acceptable range based on management’s evaluation of the losses inherent in the loan portfolio at the end of this reporting period. The evaluation of the allowance for loan loss account as of March 31, 2012 included specific allocations for certain borrowers, in which the payment performance and collateral value assessment indicates possible future losses. Management exercises the utmost caution and due diligence in allocating for possible loan losses, and follows a conservative methodology in order to protect its investors and to minimize the potential for large fluctuations in future provision expenses. Management’s practice of funding the allowance for loan loss account is to make necessary adjustments on a quarterly basis for the foreseeable period in an attempt to effectively match expenses to loan losses as they are occurring. Large fluctuations or variances outside of the acceptable range as calculated for the necessary allowance for loan loss reserves are recorded directly to income or expense in the reporting period.

The provision expense related to the allowance for loan loss as of March 31, 2012 was $66,000 as compared to $356,000 for the same period last year.

Management’s evaluation of the allowance for loan losses as of March 31, 2012 and December 31, 2011 concluded that the reserved amount was adequate to cover potential estimated losses. The allowance for loan loss account is monitored closely by management on an on-going basis, and is periodically adjusted to ensure that an adequate level of loss coverage is maintained.

Premises, Equipment and Software

During the first quarter of 2012, the Company had purchases relating to premises, equipment or other fixed assets of approximately $88,000. These purchases were primarily related to in-house software and equipment upgrades.

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

Additionally, there were certain expenses related to the relocation of the Bank’s Charlottesville office with regard to new signage and furniture. The Bank is also in the planning phase for a new branch facility in Ruckersville, Virginia, which is expected to be operational in early 2013.

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

During the first quarter of 2012, the deposit portfolio increased by $5.8 million or 4.37%, with the majority of this growth being in the categories of time deposits and noninterest-bearing accounts. Non interest-bearing demand deposits increased by $1.4 million or 4.95%, while interest-bearing demand deposits increased by $506,000 or 1.83%. Savings deposit accounts increased by approximately $1.1 million or 8.75%, while time deposits increased by approximately $2.8 million or 4.37%.

The Company monitors its deposits carefully on an on-going basis in order to provide adequate funding for investment and loan opportunities.

Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta upon which credit advances can be made up to 40% of total Bank assets, subject to certain eligibility requirements. FHLB advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by the Bank’s real estate loan portfolio, with a current pledge against the institution’s first lien 1-4 family residential mortgages totaling $51.9 million as of March 31, 2012. On certain fixed rate advances, the FHLB may convert the advance to an indexed floating rate at some set point in time for the remainder of the term. If the advance converts to a floating rate, the Bank may repay all or part of the advance without a prepayment penalty.

At March 31, 2012, total outstanding borrowings with FHLB were $9.0 million as compared to $10.5 million at December 31, 2011. The outstanding borrowings at March 31, 2012 consisted of two fixed rate advances with scheduled principal payments due quarterly and a final maturity date of March 1, 2013 and July 15, 2014. The interest rates on these outstanding advances range from 0.71% to 1.14%.

The scheduled repayments and maturities of outstanding FHLB borrowings as of March 31, 2012 are shown in TABLE II of this report.

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

As of March 31, 2012 and December 31, 2011, the Company’s total capital-to-asset ratios were 12.17% and 12.29%, respectively. The Company’s Tier 1 risk-based capital ratio was 16.27% and the total risk-based capital ratio was 17.52% as of March 31, 2012. The Bank’s Tier 1 risk-based capital ratio was 14.22% and total risk-based capital ratio was 15.48% as of March 31, 2012. The capital ratios for both the Company and the Bank exceed the well-capitalized regulatory guidelines as of March 31, 2012 and earnings have historically been sufficient to allow for consistent dividends to be declared on a quarterly basis.

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

Liquidity as of March 31, 2012 is considered to be adequate.

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

As of March 31, 2012, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 34.43% for the one year re-pricing period, compared with a negative cumulative Gap Rate Sensitivity of 38.71% at December 31, 2011. This negative gap position generally indicates that earnings would improve in a declining interest rate environment as liabilities re-price more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. However, in actual practice, this may not be the case as deposits may not re-price concurrently with changes in rates within the general economy. Management constantly monitors the Company’s interest rate risk and has decided the current position is acceptable for a well-capitalized community bank operating in a rural environment.

Table II contains an analysis, which shows the re-pricing opportunities of earning assets and interest bearing liabilities as of March 31, 2012.

Recent Accounting Pronouncements

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Securities and Exchange Commission Web Site

The Securities and Exchange Commission maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Pioneer Bankshares, Inc.

TABLE I

PIONEER BANKSHARES, INC.

NET INTEREST MARGIN ANALYSIS

(On a Fully Tax Equivalent Basis)

(Dollar Amounts in Thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans [1]
Commercial	$7,163	$105	5.86%	$5,476	$91	6.65%
Real estate	108,314	1,675	6.19%	107,558	1,667	6.20%
Installment	19,522	480	9.84%	16,974	407	9.59%
Credit card	651	25	15.36%	620	25	16.13%

Total Loans	135,650	2,285	6.74%	130,628	2,190	6.71%

Federal funds sold	1,615	2	0.50%	5,455	3	0.22%
Interest Bearing
Deposits	6,845	19	1.11%	13,074	27	0.83%
Securities
Taxable	7,003	28	1.60%	3,756	27	2.88%
Nontaxable [2]	5,215	67	5.14%	5,591	63	4.51%

Total earning assets	156,328	2,401	6.14%	158,504	2,310	5.83%

Interest Expense
Demand deposits	28,157	40	0.57%	25,666	44	0.69%
Savings	12,543	3	0.10%	16,029	13	0.32%
Time deposits	66,608	257	1.54%	69,584	293	1.68%
Borrowings	9,761	22	0.90%	9,256	25	1.08%

Total Interest Bearing
Liabilities	$117,069	$322	1.10%	$120,535	$375	1.24%

Net Interest Income		$2,079			$1,935

Net Interest Margin			5.32%			4.88%

[1]	Nonaccrual loans are included in computing the average balances.
[2]	An incremental tax rate of 34% and a 70% dividend exclusion was used to calculate the tax equivalent income.

TABLE II

PIONEER BANKSHARES, INC.

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2012

(Dollar Amounts in Thousands)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Not Classified	Total
Uses of Funds:

Loans[1]	$10,647	$11,216	$67,145	$46,386	$—	$135,394
Interest bearing bank deposits	6,020	3,250	1,000	—	—	10,270
Investment securities[2]	3,580	129	3,746	2,913	1,422	11,790
Restricted stock	—	—	—	—	891	891
Federal funds sold	3,499	—	—	—	—	3,499

Total	23,746	14,595	71,891	49,299	2,313	161,844

Sources of Funds:

Interest bearing demand deposits	28,224	—	—	—	—	28,224
Regular savings	13,090	—	—	—	—	13,090
Certificates of deposit $100,000 and over	4,283	16,270	6,320	122	—	26,995
Other certificates of deposit	5,939	22,257	12,143	419	—	40,758
Borrowings	1,500	2,500	5,000	—	—	9,000

Total	$53,036	$41,027	$23,463	$541	$—	$118,067

Discrete Gap	$(29,290)	$(26,432)	$48,428	$48,758	$2,313	$43,777

Cumulative Gap	$(29,290)	$(55,722)	$(7,294)	$44,464	$43,777

Ratio of Cumulative Gap To Total Earning Assets at March 31, 2012	-18.10%	-34.43%	-4.51%	25.62%	27.05%

Ratio of Cumulative Gap To Total Earning Assets at December 31, 2011	-25.68%	-38.71%	-7.85%	24.59%	26.45%

[1]	Nonaccrual loans are included in the loan totals.
[2]	Investment securities are reflected at fair value.

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

The Company has established disclosure controls and procedures to ensure that material information related to Pioneer Bankshares, Inc. is made known to our principal executive officers, and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, the Company evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has a stock repurchase program authorized with 5,000 shares remaining available for repurchase. There have been no repurchase transactions during 2012.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANKSHARES, INC.

By: /s/ THOMAS R. ROSAZZA
Date: May 11, 2012	Thomas R. Rosazza
President and Chief Executive Officer

Date: May 11, 2012	By: /s/ LORI G. HASSETT
Lori G. Hassett
Vice President and Chief Financial Officer